Form 10QSB
period 1999-12-31
WEB4BOATS COM INC
filed 2000-03-07
CIK 1098278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------
                                   FORM 10Q-SB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1999

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________
     Commission File No.:  0-28335

                               WEB4BOATS.COM, INC.
                 (Name of Small Business Issuer in its Charter)


                DELAWARE                              84-1080043
     (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                      Identification Number)
             organization)



                P.O. BOX 1028
             LA JOLLA, CALIFORNIA                            92038
   (Address of principal executive offices)                (Zip Code)

                                 (858) 459-2628
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class               Name of each exchange on which registered
       None                                             None.

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $0.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

    Common Stock, $0.0001 par value per share - 4,983,460 shares outstanding as of March 6, 2000

                   Documents Incorporated by Reference: None.

Disclosure Format (check one):  Yes    No  |X|

                     Part I - Financial Information

Item 1. Financial Statements

Independent Accountant's Review Report

March 6, 2000

To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of December 31, 1998 and 1999, and the related statements of income for each of the three months and nine months then ended, and the related statements of cash flows for each of the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Web4Boats.com, Inc.


A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Web4Boats.com, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Carl S. Sanko
Chatsworth, California

                   Web4Boats.com, Inc.
                     Balance Sheets
               December 31, 1998 and 1999

                                                 December 31,     December 31,
                                                    1998              1999

Assets

Current assets
  Cash                                           $   6,537        $    746
  Accounts receivable                               23,703           3,028
  Inventory                                          8,629             0
            Total current assets                    38,869           3,774

Property and equipment
  Furniture and fixtures                             2,808             0
  Equipment                                        134,172          33,604
  Leasehold improvements                           120,650             0
                                                   257,630          33,604
  Accumulated depreciation                        (217,248)       (  3,209)
     Property and equipment, net                    40,382          30,395

Other assets
  Deposits                                          17,826             0
  Trademarks, net                                      0            12,068
            Total other assets                      17,826          12,068

Total assets                                    $   97,077      $   46,237

              See accompanying notes to financial statements

                               Web4Boats.com, Inc.
                                 Balance Sheets
                           December 31, 1998 and 1999

                                                 December 31,    December 31,
                                                    1998             1999

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                $   64,291     $  105,947
  Accrued expenses                                    61,226          2,858
  Accrued litigation settlement                       42,500         42,500
    Short-term borrowings                             50,000         18,000
            Total current liabilities                218,017        169,305

Shareholders' equity (deficit)
   Preferred stock, par value $.001,
   20,000,000 shares authorized,
   0 and 10,000 issued and
   outstanding at December 31, 1998
   and 1999, respectively                                0               10
Common stock, par value $.001,
  100,000,000 shares authorized,
  4,898,870 and 4,683,460 issued
  and outstanding at December 31, 1998
  and 1999, respectively                               4,899          4,683
  Paid in capital                                  1,551,728      2,135,776
  Accumulated deficit                             (1,677,567)    (2,263,537)
      Total shareholders' equity                  (  120,940)    (  123,068)

Total liabilities and shareholders' equity        $   97,077    $    46,237

              See accompanying notes to financial statements

                             Web4Boats.com, Inc.
                          Statements of Operations
           For the Nine Months Ended December 31, 1998 and 1999

                                             9 Months Ended   9 Months Ended
                                               December 31,     December 31,
                                                  1998             1999

Revenues                                     $  459,733        $    3,797

Cost of sales                                   170,678               0

Gross profit                                    289,055             3,797

Operating expenses:
  Salaries                                      170,366            46,875
  General and administrative                    369,270           193,651
Total operating expenses                        539,646           240,526

Loss from operations                           (250,581)         (236,729)

Other income:
  Gain on disposed operations                       0              71,880

Net loss                                     $ (250,581)      $  (164,849)

Basic and dilutive loss per share               $  (.05)          $  (.04)

                  See accompanying notes to financial statements

                                Web4Boats.com, Inc.
                             Statements of Operations
            For the Three Months Ended December 31, 1998 and 1999

                                           3 Months Ended      3 Months Ended
                                             December 31,        December 31,
                                                1998                1999

Revenues                                   $  126,374          $       27

Cost of sales                                  57,969                   0

Gross profit                                   68,405                  27

Operating expenses:
  Salaries                                     36,744              15,625
  General and administrative                   67,699              72,567
Total operating expenses                      104,443              88,192

Net loss                                   $ ( 36,038)         $ ( 88,165)

Basic and dilutive loss per share             $  (.01)            $  (.01)

                     See accompanying notes to financial statements

                               Web4Boats.com, Inc.
                            Statements of Cash Flows
             For the Nine Months Ended December 31, 1998 and 1999

                                               9 Months Ended   9 Months Ended
                                                 December 31,     December 31,
                                                    1998             1999

Cash flows from operating activities
  Net loss                                      $ (250,581)      $(164,849)

  Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                    37,954            4,051
  Common stock issued for services                153,750           46,875
  Gain on disposal of segment                         0            (71,880)
  Loss on disposal of vehicle                         988              0

  Changes in operating assets and
   liabilities
  Accounts receivable                             (13,081)             0
  Inventory                                           0              5,340
  Accounts payable                                 40,263           40,877
  Accrued expenses                                 42,203         (305,030)
  Short-term borrowings                               0            (32,000)
Net cash provided by (used in) operating
  activities                                       10,508         (476,616)

Cash flows from investing activities
  Sale of business operations                         0             99,610
  Purchases of fixed assets                           0            (33,604)
  Purchases of trademarks                             0            (12,910)
  Deposits refunded                                   0              6,316
 Net cash provided by (used in) investing
  activities                                          0             59,412

Cash flows from financing activities
  Proceeds from issuance of preferred stock           0            100,000
Issuance of common stock in payment of
  current liabilities                                 0            316,967
 Net cash provided by (used in) financing
  activities                                          0            416,967

Net increase (decrease) in cash                    11,496              237

Cash, beginning of year                            (4,959)             983

Cash, end of year                                $  6,537         $    746

               See accompanying notes to financial statements

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1  Summary of significant accounting policies

Organization and business

     Web4boats.com, Inc. ("the Company"), a Delaware Corporation, was incorporated on February 4, 1994 as New York Bagel Exchange,
Inc. Commencing September 26, 1995, the Company has operated in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffees and related items. On August 22, 1997, the Company acquired the assets and liabilities of Windom, Inc., a non-operating public shell, resulting in the retirement of all the common and preferred shares of both companies, and the reissuance, by the Company, of 2,594,560 shares of common stock. The merger was accounted for, in substance, as an issuance of stock for the net monetary asets of Windom, Inc. on August 22, 1997, and the financial statements presented are those of New York Bagel Exchange, Inc. since the date of its formation.
Subsequent to the merger, the Company continued its wholesale and retail operations. On January 26, 1999, New York Bagel Exchange,
Inc. changed its name to Webboat.com, Inc., on April 2, 1999, Webboat.com,
 Inc. changed its name to Windom.com, Inc., and on April 20, 1999, Windom.com, Inc. changed its name to Web4boats.com, Inc.

     On March 22, 1999, the Board of Directors approved sale of the Company's inventory and fixed assets for $120,000. The Company ceased its bagel business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of $71,880 resulted upon the disposition. Per Accounting Principles Board opinion
No. 30, since the disposal date occurred subsequent to fiscal year 1999, the gain is recognized on the realized date of April 19, 1999 and is therefore included as "Other income" in the Statement of Operations for the nine months ended December 31, 1999.

     During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. In fiscal 1999, the Company incurred $256,250 of expense for marketing, consulting and other services related to development of the Company's new business operations. In April, 1999, the Company issued 1,000,000 shares of its common stock as full payment for these services. Subsequently, for the nine months ended December 31, 1999, the Company has continued to invest substantially in website development and related costs. The Company expects, as a going concern, to realize future benefits from these costs. However, all such development costs are expensed as incurred.

     The Company has no revenues from its internet site for the nine months ended December 31, 1999. The Company expects, as a going concern, to derive revenues from the sale of advertisements in the first quarter of fiscal year 2000.

Property and equipment
     Equipment is recorded at cost and depreciated over estimated useful lives of three to five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.

Income taxes
     The Company has net operating loss carryforwards from fiscal years 1999 and earlier of approximately $1,861,000 and $931,000 for federal and California state tax purposes, respectively. With additional loss for the nine months ended December 31, 1999, the Company has total net operating loss carryforwards at December 31, 1999 of approximately $2,029,000 and $1,014,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011.

Earnings per share
     The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each nine month period.

NOTE 2  Shareholders' equity

Compensatory stock issuance
     During the nine months ended December 31, 1998, the Company received legal and professional services valued at $153,750 in exchange for common stock. During the nine months ended December 31, 1999, the Company received salary compensation of $46,875 in exchange for common stock.

Stock options
     During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of December 31, 1999. The number of shares represented by compensatory stock options outstanding at December 31, 1999 are 1,500,000 shares with an option price of $.50 to $1.00 per share, and $1,000,000 in total, and with a market price at date of grant of $.56 to $2.00 per share, and $1,687,500 in total. Outstanding options expire on various dates from September 24, 2002 to March 10, 2003.

Stock redeemed and issued
     In April, 1999, the Company contractually redeemed, at par value, 1,215,000 shares of common stock, representing all the outstanding stock held by a former officer of the Company. The Company then issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer as consideration for future services to be rendered.

Issuance of preferred stock
     In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at December 31, 1999.

NOTE 3  Related parties

Short term borrowings
     At December 31, 1998, the Company had unsecured promissory notes, inclusive of accrued interest, of $56,444, payable to two shareholders. The notes bear annual interest at rates of 10% to prime plus two percent. The notes were exchanged for 150,000 shares of stock in April, 1999. At December 31, 1999, the Company had unsecured promissory notes, inclusive of accrued interest, of $19,258, payable to two shareholders, and that bear annual interest at a rate of 10%.

Stock options
     Represented in outstanding stock options are 1,320,000 shares at December 31, 1998 and 1,820,000 shares at December 31, 1999, to related parties.

NOTE 4  Statements of Cash Flows

Financial instruments
     The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Interest paid
     During the nine months ended December 31, 1998 and 1999, the Company charged to operations interest expense of $3,806 and $1,258, respectively. No interest was paid for either period.

NOTE 5  Commitments and Contingencies

Lease commitments
     The Company leased its former bagel facility under a long-term operating lease. On April 19, 1999, the Company assigned its lease to the buyer of its business assets. The assignment was with recourse in that the Company is responsible if the new lessee fails to make lease
payments.   Future minimum lease payments at December 31, 1999,
total approximately $11,000, with the lease expiring on March 31, 2000. Rent expense for the nine months ended December 31, 1998 and 1999 was approximately $28,000 and $0, respectively.

Contract commitment
     On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services. No payments had been made under the contract as of December 31, 1999. Accordingly, $85,000 is accrued as current liabilities at December 31, 1999.

Litigation
     During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of December 31, 1998 and 1999.

NOTE 6  Subsequent events

     The Company, subject to the rules and requirements of the Securities and Exchange Commission for a publicly traded stock
(under the symbol "EBOT"), exceeded its deadline date for filing
Form 10-SB for the fiscal years ended March 31, 1998 and 1999.
As a result, the Company was removed from trading on the Electronic Bulletin Board. The Company stock is currently trading on the National Quotation Bureau. The Company is awaiting acceptance of the Form
10-SB by the Securities and Exchange Commission in order to return to trading on the Electronic Bulletin Board.

NOTE 7  Going concern

     The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. As a result of not being able to meet its obligations as they became due, the Company saw no alternative but
to sell its operating assets, as described in Note 1 above.   Note 1 also
describes management's plans in regard to perpetuating its existence through new operations related to internet marketing and the boating industry. The Company has the ability to raise funds through the public equity market and, as stated in Note 2, has raised substantial funds from a related party in the private sector as well. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to market in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.

                  PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to Web4Boats.com, Inc.

OVERVIEW

          Prior to entering into the Internet market and boating industry, the Company, as a non-operating entity, merged with a business known as New York Bagel Exchange, Inc. in September 1997. (For accounting purposes, the merger resulted in a continuation of the bagel company's operations.) The Company engaged in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffee and related items at a single store. The Company's Board of Directors approved the sale of the Company's inventory and fixed assets and ceased the bagel related operations on March 25, 1999. The actual sale of assets was on April
19, 1999. All management of New York Bagel Exchange, Inc. resigned and new management was subsequently appointed. On April 20, 1999, the Company changed its name (and direction of its business) to Web4Boats.com, Inc. and commenced developing a commercial Internet site in which boat dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the professional and recreational boating industry.

          We are a national Internet site for new and pre-owned boating and water sports related information and purchasing services connecting consumers to our network of affiliated and participating suppliers of boating and water sports related websites. We launched our new website (www.Web4Boats.com) for boating and water sports marketing service in September 1999. Through our website, Web4Boats.com, consumers can research pricing, specifications, availability, financing and other information regarding new and pre-owned boats, and recreational equipment. When consumers make their selection and they are ready to buy either a boat or any other water sport related products, they can make their purchases in a variety of ways by utilizing the links on our website or directly contacting the seller of the classified listed items or products. In addition, we are continuing to develop value added programs and product suppliers for consumers such as insurance, warranty services, and boat transportation services.

          For the nine months ended December 31, 1999, the Company has had almost no revenue from any of its website or related operations.
We are currently set up to derive revenue from fees and commissions from affiliate programs, such as Amazon.com, Cyber-Marine.com, Proflowers.com and Voyager Marine. We expect to add to these revenue generating opportunities with future revenues from fees paid by banner advertisement placements and links to other websites. It is anticipated that the enhancement of the website would include Boat Dealers/Brokers, Boat Builders/ Manufacturers, Marinas, and other recreational suppliers having access to our program and services by paying initial placement fees, as well as ongoing monthly fees based upon, among other things, the size of territory, demographics and the transmittal of purchase requests to them. We anticipate that we will derive direct revenue from the volume of purchases made as a result of visiting our website. We also believe our ability to attract subscribing dealers/brokers and other affiliates for our website, is directly related to the volume of visits and subsequent purchases we expect to occur as a result of a visit to our website. Between November 5, 1999
(when the Company started compiling statistics) and February 14, 2000, the Company delivered an average of 1,666 hits per week.

          It is anticipated that sales and marketing costs will consist primarily of promotion and advertising to build brand awareness and encourage potential customers to visit our website. We will use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising is expected to be comprised of sponsorship and banner advertising agreements with Internet portals such as Alta Vista, Excite, and Lycos as well as advertising and marketing affiliations with online boating and recreational information providers.
The Internet portals and online boating and recreational information providers charge a combination of set-up, initial, annual, monthly and variable fees. Set-up fees are incurred for the development of the link between our website and their website. No such banner advertising is currently in place.

          For the nine months ended December, 1999, the Company's operating activities related primarily to engaging consulting personnel, raising capital, purchasing operating assets, performing product development and investing in sales and marketing programs. The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999.
Revenues from that buying through December 31, 1999, however, are less than $100.

          The Company expects to derive substantially all of its revenues from the sale of advertisements. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that any advertisement appears on pages where the user views the advertising banner on the Web4Boats.com website. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to advertising contracts. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $100-250 per 1,000 impressions. The

Company currently has no banner advertisers and its impressions between November 5, 1999 (when the Company started compiling statistics) and February 14, 2000, averaged 1,050 per week. The Company has an extremely limited operating history as an Internet company, and its prospects are subject to the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties.

          As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time. Quarterly revenues and operating results will depend substantially upon the advertising revenues received within the quarter, and will be difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's financial condition. In addition, the Company plans to significantly increase its operating expenses to expand its sales and marketing operations and to fund greater levels of product development. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's results of operations will be materially and adversely affected.

          The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in both Internet usage and boat advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of Web4Boats.com, general economic conditions and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make material pricing, service or marketing decisions that effect the Company's business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

RESULTS OF OPERATIONS

          The use of any comparison data derived from the Company's accompanying financial statements is misleading because the Company disposed of its assets in New York Bagel Exchange, Inc. in April 1999, (within days after the change of the Company's fiscal year) and subsequently began to pursue a completely different business than that of the predecessor company. Therefore, the financial statements have no comparative information that would be helpful in this regard. Instead the Company will focus on the forward looking aspects of our financial condition and any risks involved.

          REVENUES

          For the nine months ended December 31, 1998 and 1999, our revenues were $459,733 and $3,797, respectively. Both amounts, however, are related principally to the Bagel store operation that has been discontinued. Revenues from the website operations for the period ended December 31, 1999, are less than $100. There can be no assurance that revenues will increase in the near future.

          SALES AND MARKETING

          Sales and marketing expenses in the future will primarily include Internet marketing and advertising expenses, fees paid to our purchase request providers, expenses to develop our brand equity and encourage potential customers to visit our website, personnel and other costs associated with sales. The Company's customers are expected to purchase advertisements on a short-term basis. There can be no assurance that customers will continue to purchase advertising on the Company's website pages. The Company anticipates that sales and marketing expenses will increase in future periods as it continues to pursue an aggressive brand building strategy.

          PRODUCT AND TECHNOLOGY DEVELOPMENT

          Product and technology development expenses in the future will primarily include personnel costs relating to the introduction of new products and services and enhancing the features, content and functionality of our website, as well as expenses associated with our telecommunications and computer infrastructure. The Company believes that continued expansion of its operations is essential to enhance and extend the Web4Boats.com main website, establish branded properties in targeted markets and expand the Company's user and advertising base. As a consequence, the Company intends to continue to increase expenditures in all operating areas.

          GENERAL AND ADMINISTRATIVE

          General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $369,270 and $193,651 for the nine months ended December 31, 1998 and 1999, respectively. The first amount is related entirely to the bagel store operations. Virtually all the second amount is related to development of the website business. Salaries for all periods set forth in the financial statements are related solely to the bagel store operation. Executive compensation in the form of Common Stock and Common Stock options has been granted to Mr. Dennis Schlagel, the Company's President since the end of the bagel store operation, and Mr. Blair J. Merriam, with whom the Company contracts through Internet
Advisors Group, Inc.

          OTHER ITEMS

           Current liabilities includes $105,947 of accounts payable and $42,500 of accrued litigation expense. The former is principally fees owed to Internet Advisors Group, Inc. (wholly owned and operated by Blair J. Merriam) for day to day management of the Company. The latter is an obligation incurred by the former Bagel operation.

           The $316,967 set out in the Statement of Cash Flows as proceeds from issuance of Common Stock consists of the shares issued to officers and consultants in payment of $259,254 compensation and $57,713 in payment of short term borrowings and accrued interest.

COST OF REVENUES

          Cost of revenues consists of the expenses associated with the production and usage of the Company's website. As measured in page views (defined as electronic page displays), between November 5, 1999
(when the Company started compiling statistics) and February 14, 2000, the company delivered an average of 1,050 page views per week. The
Company anticipates that its content and Internet connection expenses as a percentage of revenue will continue to increase for the foreseeable future.

          PRODUCT DEVELOPMENT

          Product development expenses will consist primarily of consultant compensation to support new product development. Product development expenses are expected to increase as the Company embarks on its course to aggressively enhance the features and functionality of Web4Boats.com website. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive.

          EXECUTIVE COMPENSATION

          The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. However, the President of the Company, Dennis Schlagel, received 500,000 shares of restricted Rule 144 Common Stock in lieu of compensation and a Common Stock purchase option in April 1999, for 500,000 shares of Common Stock exercisable at the price of $0.50 per share. The Common Stock and stock options were granted to Mr. Schlagel because the Company did not have sufficient cash available to induce Mr. Schlagel to join the Company in an officer and director capacity.

          The Company issued 10,000 shares of restricted Rule 144
Common Stock to Daniel Thornton in April 1999, in exchange for past consulting services. The Common Stock was granted to Mr.
Thornton because the Company did not have sufficient cash available to induce Mr. Thornton to join the Company in the capacity of director.
The Company's day to day operations are provided by Mr. Blair J.
Merriam under a contract with Internet Advisors Group, Inc. Computer hardware maintenance and website design are performed on a month-to-month basis with Web-Light Consulting and Design, Inc. The Company expects to continue these arrangements at least until summer of 2000. Depending on the success of the operation and the availability of funds the Company hopes at that time to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc., the Company is obligated to pay Ten Thousand Dollars ($10,000) per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months.

          The Web-Light Consulting and Design agreement is for Web-Light to design and build Web4Boats.com's website according to the criteria established by Web4Boats.com for a fee of $32,760.00. Under the agreement total costs including hardware and setup fees were $63,920. These fees have been paid. Ongoing monthly fees are $3,750. These fees are paid as incurred. The Company believes it will have no problems meeting its obligations under the agreement.

          STOCK OPTIONS GRANTED IN 1999

          In April 1999, we granted Common Stock purchase options (not under any plan) to purchase 1,000,000 shares of Common Stock. These options were granted to employees, directors and consultants at exercise prices of fifty cents ($0.50) per share which were below the fair market value at the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern. As of December 31, 1999, the Company had cash and accounts receivable of $3,774. The
Company will require additional cash over the next twelve months to expand and develop it business as described in this Form 10-QSB.
No definite plans have been developed to meet these capital requirements, but they will likely entail an attempt to sell an equity interest in the company. Because of the low trading price of the Company's Common Stock, the percentage of the Company that may be required to be sold in such a plan could be substantial and very dilutive to current investors. To reiterate, however, no such plans have been finalized. Alternative plans of financing, such as short term and long term loans, will also be investigated. Debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.

          In June 1999, we authorized the creation of a class of Preferred shares. The Twenty Million (20,000,000) shares of Preferred Stock have a par value of one-tenth cent ($.001) per share, bringing the total number of common and preferred shares authorized by the Company to One Hundred Twenty Million (120,000,000) shares. The Company's Board of Directors may divide and issue the Preferred Shares in series.

          In August 1999, the Company designated a portion of the Preferred Stock as Series A Preferred Stock. Such Series A Preferred Stock consists of 10,000 shares of the authorized Preferred Shares. At the option of the holder, the purchaser may convert said Series A Preferred Stock into Common Stock of
the Company no sooner than one (1) year after the purchase date.   All 10,000
shares were sold for $100,000 on August 13, 1999. The conversion rate for said stock shall be at the rate of One Hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. One Million (1,000,000) shares of Common Stock have been reserved and such shares shall be issued only in conversion of the Series A Preferred Stock as provided by the terms of the designation.

          A portion of the cash has been used primarily to pay for hardware, software, programming and other operating expenses to launch its website and other daily operating costs. The Company anticipates that capital expenditures in the fiscal year ending March 31, 2000 will be approximately $50,000, primarily for additions to the Company's networking and computer infrastructure, leasehold improvements and furniture.

          With respect to fiscal years beyond March 31, 2000, we will be required to raise additional capital to meet our long term operating requirements. Although our revenues have decreased since implementation of the Web4Boats.com business, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

          Our cash requirements depend on several factors, including:

          (1) the level of expenditures on marketing and advertising,
          (2) the rate of market acceptance,
          (3) the ability to expand our customer base,
          (4) the ability to increase the volume of sales with our affiliates, and
          (5) the cost of contractual arrangements with online information providers, search engines, and other referral sources.

          The Company currently has no material commitments.  The
Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in 2000 consistent with its anticipated growth. At this time we cannot accurately predict the timing and amount of our cash requirements.

PLAN OF OPERATION

          Over the next twelve months the Company plans to devote most of its efforts and financial resources toward increasing awareness of its website among the boating public and professionals. Initial focus, however, must be on installation of the core features of the website.

          The volume of classified advertisements has reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website. Finally, with respect to the classified ads, in February the Company engaged a telemarketing campaign with an independent telemarketing firm, EveryThingCommunicates.com, to contact all current classified advertisers collected by the Company and displayed on the website with the proposal of a fee for continued display of the ad. In this way all non-paying advertisers are expected to be dropped from the displayed database approximately by the end of the second quarter of 2000.

          The credit card charge portion of the classified advertisement service and the ability to post a photograph of the boat for sale will become operational in early March, 2000. The next phase with the classified advertisement sector is to add new categories (next 30 days) and enhance the display features (music, voice, etc.) available to the advertiser. The addition of the display features, however, is a lower priority than the other aspects of the website development.

          Concerted efforts are now being directed at increasing awareness of the website among the boating public and professionals. The Company plans to initially arrange most of its links from other websites and magazines through a barter arrangement under which the other website or magazine will receive a reciprocal link to its website or services thereby reducing cash outlays.

          Assuming that the Company acquires the $50,000 to $100,000 it is seeking and completes development of the core elements of its website over the first or second quarter of 2000, management believes that the Company should have begun to bring in significant revenue from its monthly fees in its classified advertisement sector. At this point the Company will begin to seek a significant infusion of capital, $1 - 5 million, to increase awareness of the website among the boating public and professionals and to continue development of the website. There can be no assurance that such funding will be available to the Company. In the event that such funding is not available to the Company, then Web4Boats.com would be forced to use whatever cash is generated, mostly by its classified advertisement sector, for enhancement of the website and its promotion.
Such a process of development would likely be much slower than what could be achieved with the infusion of substantial new investments. Management believes, however, that the Company's business is relatively easily scalable. In other words, once the core elements of the website are in place by the end of the second quarter of 2000, the website will be able to achieve its purpose. Thereafter, additional funds are devoted mostly to promotion of the website and enhancement of the core elements. The availability of funds determines the speed with which promotion and enhancements are pursued.

          Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff by the end of 2000. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified internet technology and sales personnel is intense, which is expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

          STRATEGIC ALLIANCES

          In order to serve users more effectively and to extend the Web4Boats.com brand to new media properties, the Company has entered into strategic relationships with business partners who offer content, technology, and distribution capabilities. Strategic alliances are affiliations and linkages to other web companies that provide related products and services and in most cases are willing to compensate
Web4boats.com for directing traffic and/or purchasers to their sites. To date, the Company has had less than $100 of revenue derived from affiliate programs.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT NET LOSSES FOR THE FORESEEABLE FUTURE. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS WILL NOT BE
FINANCIALLY VIABLE.

          Web4Boats.com has not begun receiving commission or advertising revenues, however, commissions are currently accruing (less than $100 had accrued as of December 31, 1999) and the sales of the advertising banners expected to begin in the first quarter 2000 when the Company has increased traffic coming to the site. Therefore, Web4Boats.com has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services.
Because of the recent emergence of the Internet-based boating and recreational information and purchasing industry, none of our executives has significant experience in the industry. This limited operating history and management experience means it is difficult for us to predict future operating results.
We had an accumulated deficit of $2,263,537 as of December 31, 1999.
Our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Internet commerce.

SEASONALITY

          We expect our business to experience seasonality as it matures. Seasonality in the boating and recreational equipment industry, Internet and commercial online service usage and advertising expenditures is likely to cause fluctuations in our operating results which will be difficult to predict until the Company has more experience with its operations. Internet and commercial online service usage and the growth rate of such usage may be expected typically to decline during the summer. Depending on the extent to which the Internet and commercial online services are accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising.

LIABILITY FOR THE COMPANY'S SERVICES

          Web4Boats.com hosts a wide variety of information, community, communications and commerce services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against Web4Boats.com for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by its users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, Web4Boats.com could be exposed to liability with respect to the selection of listings that may be accessible through its Web4Boats.com-branded products and media properties, or through content and materials that may be posted by users in classifieds, message boards, clubs, chat rooms, or other interactive community-building services. Any such finding of liability against Web4Boats.com could have a material adverse effect on the Company's business.

WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING WE MAY NOT
BE ABLE TO CONTINUE TO OPERATE OUR BUSINESS.

          We will need to raise additional funds sooner in order to fund rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential acquisition opportunities, develop or enhance services or products or respond to competitive pressures would be significantly limited.

RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN
ADOPTION OF THE WEB AS AN ADVERTISING MEDIUM

          Web4Boats.com expects to derive a majority of its revenues from the sale of advertisements on its Web pages under short-term contracts. Most of its advertising customers have limited experience with the Web as an advertising medium. Web4Boats.com's continuing ability to generate significant advertising revenues will depend upon, among other things: advertisers' acceptance of the Web as an effective and sustainable advertising medium; the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and its ability to continue to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. Web4Boats.com cannot be certain that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on Web-based advertising specifically.

YEAR 2000 ISSUE

          Because many computer applications had been written using two digits rather than four to define the applicable year, some date-sensitive software had been anticipated to not recognize a date using "00" as the year 2000 rather than the year 1900. This "Year 2000 issue" was expected to result in system failures or miscalculations causing disruptions of operations, including disruptions of our website or normal business activities. As of January 12, 2000 we had no problems with the change to the Year 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEB4BOATS.COM, INC.

DATE: March 7, 2000

                                        By:/s/ Dennis Schlagel
                                        ______________________________
                                        Dennis Schlagel, President, Chairman
                                          of the Board of Directors