Form 10QSB/A
period 1999-12-31
WEB4BOATS COM INC
filed 2000-03-24
CIK 1098278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------
                                   FORM 10Q-SB Amendment Number 1

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

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of December 31, 1998 and 1999, and the related statements of operations for each of the three months and nine months then ended, and the related statements of cash flows for each of the nine months then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

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

              See accompanying notes to financial statements
                        - Unaudited -

                               Web4Boats.com, Inc.
                                 Balance Sheets
                           December 31, 1998 and 1999

                                                 December 31,    December 31,
                                                    1998             1999

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                $   64,291     $  105,947
  Accrued expenses                                    61,226          2,858
  Accrued litigation settlement                       42,500         42,500
    Short-term borrowings                             50,000         18,000
            Total current liabilities                218,017        169,305

Shareholders' equity (deficit)
   Preferred stock, par value $.001,
   20,000,000 shares authorized,
   0 and 10,000 issued and
   outstanding at December 31, 1998
   and 1999, respectively                                0               10
Common stock, par value $.001,
  100,000,000 shares authorized,
  4,898,870 and 4,683,460 issued
  and outstanding at December 31, 1998
  and 1999, respectively                               4,899          4,683
  Paid in capital                                  1,551,728      2,035,776
  Accumulated deficit                             (1,677,567)    (2,163,537)
      Total shareholders' equity                  (  120,940)    (  123,068)

Total liabilities and shareholders' equity        $   97,077    $    46,237

              See accompanying notes to financial statements
                       - Unaudited -

                             Web4Boats.com, Inc.
                          Statements of Operations
           For the Nine Months Ended December 31, 1998 and 1999

                                             9 Months Ended   9 Months Ended
                                               December 31,     December 31,
                                                  1998             1999

Revenues                                     $  459,733        $    3,797

Cost of sales                                   170,678               0

Gross profit                                    289,055             3,797

Operating expenses:
  Salaries                                      170,366            46,875
  General and administrative                    369,270           193,651
Total operating expenses                        539,646           240,526

Loss from operations                           (250,581)         (236,729)

Other income:
  Gain on disposed operations                       0              71,880

Net loss                                     $ (250,581)      $  (164,849)

Beneficial conversion feature on
 preferred stock                                    0             100,000

Net loss applicable to common stock
 shareholders                                $      0         $  (264,849)

Basic and dilutive loss per share               $  (.05)          $  (.06)

                  See accompanying notes to financial statements
                           - Unaudited -

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

                     See accompanying notes to financial statements
                            - Unaudited -

                               Web4Boats.com, Inc.
                            Statements of Cash Flows
             For the Nine Months Ended December 31, 1998 and 1999

                                               9 Months Ended   9 Months Ended
                                                 December 31,     December 31,
                                                    1998             1999

Cash flows from operating activities
  Net loss                                      $ (250,581)      $(164,849)

  Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                    37,954            4,051
  Common stock issued for services                153,750           46,875
  Gain on disposal of segment                         0            (71,880)
  Loss on disposal of vehicle                         988              0

  Changes in operating assets and
   liabilities
  Accounts receivable                             (13,081)             0
  Inventory                                           0              5,340
  Accounts payable                                 40,263           40,877
  Accrued expenses                                 42,203         ( 37,942)
  Short-term borrowings                               0              18,000
Net cash provided by (used in) operating
  activities                                       10,508         (159,528)

Cash flows from investing activities
  Sale of business operations                         0             99,610
  Purchases of fixed assets                           0            (33,604)
  Purchases of trademarks                             0            (12,910)
  Deposits refunded                                   0              6,316
 Net cash provided by (used in) investing
  activities                                          0             59,412

Cash flows from financing activities
  Proceeds from issuance of preferred stock           0            100,000
Payment for redemption of common stock                0             (  121)
 Net cash provided by (used in) financing
  activities                                          0             99,879

Net increase (decrease) in cash                    11,496            ( 237)

Cash, beginning of year                            (4,959)             983

Cash, end of year                                $  6,537         $    746

               See accompanying notes to financial statements
                          - Unaudited -

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

Issuance of preferred stock
     In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction. While there is no net impact to shareholders' equity, the beneficial conversion feature appears on the Statement of Operations as an addition to the net loss for purposes of loss per share calculation at December 31, 1999..

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

Noncash transactions
     During the nine months ended December 31, 1999, the Company issued 1,000,000 shares of its common stock to third parties as compensation for $256,250 in services accrued as of March 31, 1999, and 160,000 shares to related parties in cancellation of $60,838 in short term borrowings and accrued interest.

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

DATE: March 24, 2000

                                        By:/s/ Dennis Schlagel
                                        ______________________________
                                        Dennis Schlagel, President, Chairman
                                          of the Board of Directors