Form 10KSB
period 2000-03-31
WEB4BOATS COM INC
filed 2000-07-06
CIK 1098278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1924
For the transition period from ___________ to ___________

                       Commission file number  000-28335

                               WEB4BOATS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                              84-1080043
     (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                      Identification Number)
             organization)


                P.O. BOX 1028
             LA JOLLA, CALIFORNIA                            92038
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (858) 459-2628

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which
	           						registered

                  None                                None


Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

     State the issuer's revenues for its most recent fiscal year.  $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $623,400 as of June 14, 2000, at closing price of $.18 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ____  No ____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date ____________

DOCUMENTS INCORPORATED BY REFERENCE

***

Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Web4Boats.com, Inc. is dedicated to becoming one of the leading Internet websites for boating and water sports enthusiasts and the boating industry. (An Internet "website" is a specific electronic address on the Internet at which a person can maintain information accessible to other persons connected to the Internet.) The Company commenced its current operations in April, 1999, and launched its website on the Internet at www.Web4Boats.com in September, 1999. The Company's website currently delivers an easy to use classified advertisement database advertising boats for sale, and provides links to other boating and water sports industry related websites and services. (A link is a website marker that allows a user at one website to point to other markers and immediately bring up a view of the linked website.) Web4Boats.com plans to continuously make enhancements and additions to its website. Currently, visitors to the website are able to search through classified advertisements for over 30,000 boats for sale using a variety of search criteria. In addition, the Company's first six advertisers on its website are Amazon.com for books, iGoFish for fishing tackle, iiCaptain.com for nautical gear and equipment, Key Marine Finance (a division of Key Bank USA, N.A.) for boat financing), Marine Express for boat shipping and Voyage Marine Insurance.

HISTORY

     Web4Boats.com, Inc. was incorporated in Delaware in 1988 under the name Windom, Inc. as a wholly owned subsidiary of a publicly traded business development company, Vintage Group, Inc. As the consequence of the settlement of a class action law suit in August, 1991, a substantial portion of the shares (120,000) of Windom were distributed to the class members (consisting of Vintage Group, Inc. shareholders) and their lawyer. From its incorporation until 1997, Windom had no assets or business operations.

     In 1997 Windom was the surviving entity in a merger with New York Bagel Exchange, Inc., a Delaware corporation, and changed its name to New York Bagel Exchange, Inc. For accounting purposes, however, the merger resulted in a continuation of the bagel company's operations, which involved a single bagel delicatessen restaurant.

     The bagel business continued for one year seven months. In March, 1999, due to continuing losses in the bagel business, all the bagel business assets and operations were sold for $120,000 to a person unaffiliated with the Company. Also at about that time, all the bagel business management and directors were replaced with Dennis Schlagel, the Company's current President and a Director. In April, 1999, the Company changed its name from New York Bagel Exchange, Inc. to Webboat.com, Inc. Later in April 1999, it was changed to Windom.com, Inc. and then to its current name, Web4Boats.com, Inc. The name changes were part of the negotiated items in the termination of the bagel business management.

BUSINESS

     Web4Boats.com, Inc. is dedicated to becoming one of the leading Internet websites for boating enthusiasts and the boating industry. Management believes that Internet companies are evolving into at least two rough categories, (1) companies that offer information and services (generally for free) to persons perusing ("surfing") the Internet, and (2) companies that offer (and generally sell) products that are delivered by other means of transportation. The lines between the two categories are not altogether clear and many companies are both. Web4Boats.com, however, is clearly a business of the first category.

     A business model in the first category that is being developed by many Internet companies, and the primary one that is being followed by Web4Boats.com, is a model based upon the establishment of a website that has a wealth of information or compelling entertainment features that attract the Internet surfer. Under this model, the ability to attract Internet surfers then becomes what in fact the Internet company has to sell to others in the form of advertisement space. This is the business model followed by YAHOO! Inc., a provider of an enormous amount of information and services. While the business model appears to work for a company with a solid brand name that offers myriad services in thousands of categories, there has thus far been limited experience with this business model by industry or niche focused companies. A great number of companies, however, including Web4Boats.com, have embarked upon the development of the industry or niche focused version of this business model. Based upon informal observations by Web4Boats.com of other industry or niche focused websites and public discussions at Internet industry meetings by Internet industry spokespersons, the acceptance of the industry or niche focused websites by advertisers as a good opportunity for the placement of advertisements is gaining momentum. Advertisers of products directed to particular industries or niches should be naturally attracted to a corresponding industry or niche website. See "Market," below. Web4Boats.com believes, however, that much of its success will depend upon the Company's ability to establish awareness of its website among the boating public, the achievement of which cannot be assured, but to which Web4Boats.com will devote much of its efforts.

     Web4Boats.com has commenced to organize its website into four areas: (1) classified advertisements; (2) information services: (3) user services; and
(4) maintaining space in its website pages for fee based advertisement placement by outside vendors. (A website page is just one view of several or even thousands of available programmed views of the information at the website that is being viewed by the customer on his or her computer monitor.) The first three items are those that are designed primarily to attract the customer, while the first item (serving a dual purpose) and fourth item are the ones from which the Company plans to derive most its revenue. The Company opened its website in September, 1999, and had received or accrued less than $100 of revenue as of March 31, 2000.

     CLASSIFIED ADVERTISEMENTS

     Typical local newspaper publications feature less than 200 boats-for-sale advertisements in their classified ads. Web4Boats.com currently has over 30,000 boats-for-sale classified ads in its database. The large number of boat advertisements provides boating enthusiasts with a variety of boats to shop. Management believes that the size of its classified database will attract additional sellers of boats to place their ads with Web4Boats.com. The theory is that the mere massiveness of the database of boats for sale will attract buyers. The Company has insufficient experience with its classified advertisement operations to determine if its theory is correct.

     As of January 17, 2000, Web4Boats.com stopped adding advertisements by copying them from other publications and displaying them for free. All new ads for thirty days of display on the website will be charged a fee to a credit card of $19.95 or $14.95 if no photograph of the boat is included--a ninety-day promotion is currently in effect at $39.90 and $29.90, respectively. Web4Boats.com classified advertisement software is designed to allow anyone visiting the website to place an ad without any outside help. The user simply fills out a form on-line. Further enhancements might include the ability to manipulate the images to allow the potential buyer to see the side view or the back view of a boat and the ability for contact to be made by the seller or buyer directly via the ad for the purpose of asking questions about the product or other conversation. The customer who places an ad receives a pin (personal identification number) for continued access to his or her advertisement to make changes and to secure the ad from outside interference. Because the Web4Boats.com ads are classified ads, the Company has no plans to charge commissions to the parties as a consequence of any sale of products made as a result of the ads.

     With respect to the ads that Web4Boats.com has been displaying without charge, beginning July 1, 2000 (a delay from the originally anticipated start date of February 15 resulting from the Company's change to a new website hosting arrangement), the Company plans to begin a telemarketing campaign (operated by an independent telemarketing firm) to solicit continued display of the ad based on the above fees. The costs for such telemarketing are planned to be covered by commissions to the telemarketing firm based on ads retained. Advertisers who decline to pay the fee will be deleted from the displayed advertisement database. All currently displayed advertisers will be contacted over the months after implementation of the program in July. Another facet of the telemarketing campaign will be to turn into new leads for adding paid advertising the information that has, up to this point, been used to load the Company's database with fee ads.

     The Web4Boats.com classified ad system has the following principal features:

          Search Ads - By a variety of criteria such as boat type, size, year, geographic location, price, etc.

          Place Ads - Automatically, from any Internet browser in the world

          Edit Ads - Advertiser receives a PIN when an ad is placed, providing security against outside interference as well as continued access for editing purposes

          Notify - Communicate with Web4Boats.com staff to facilitate answers to special questions, etc.

          Help - Online help system provides technical support

     OTHER CLASSIFIEDS

     The Web4Boats.com classified ad system is presently designed for pre-owned boats only. Management has changed its plans and has decided not to expand the system in the near future to accommodate other classified ad items such as employment opportunities, used nautical equipment and other privately offered items. Such expansion, however, may occur in the long term.

     ADVERTISEMENT SEARCH CAPABILITIES

     The Web4Boats.com classified advertisement database may be searched by the customer. The Company's searching software makes it very convenient for people to search for a boat that most closely matches their needs. People are able to search by keyword so that any word put into the system can become the basis for the search. Visitors to the website can also search boats by the following pre-defined categories:

          Boat Type:  Powerboat, Sailboat, JetSki, Houseboat, Pontoon,
               Inflatable, Canoe, Fishing Boat, or Other.
          Year of boat
          Length of boat
          Price of boat
          City
          State
          Telephone area code
          Postal zip code

     Plans for the next six months include the addition of capabilities to the Web4Boats.com website that enables the buyer to organize a search based upon how far he is willing to travel from his home to purchase his boat.

     INFORMATION SERVICES

     The Web4Boats.com website is linked to other websites (such as stock quotes, accuweather, houseboating.com) on the Internet to allow the boating enthusiast to conveniently move from Web4Boats.com to other websites. As of March 31, 2000, Web4Boats.com maintained eight website links. In addition, Management also plans over the next 90 days to maintain a directory of direct dial information resources not currently available on the Internet. One example could be providing access to a database that stores ocean maps or other specialized information. This will allow the search for boating information to be expanded into a much wider spectrum and allow the Web4Boats.com website to become especially useful for locating information that is otherwise difficult to obtain.

     USER SERVICES

     Web4Boats.com has abandoned its plans to offer a complimentary email service. (Email is a communication system allowing messages to be sent over the Internet to other Internet users.) This decision was made after determining that there are a substantial number of such services (e.g., Hotmail.com) and the cost/benefit analysis does not support implementing such a system by the Company at this time.

     ADVERTISEMENT PLACEMENT

     There are a substantial number of products currently available through vendors affiliated with the Web4Boats.com website. These affiliates generally pay a commission of from 8-15% on products purchased by persons that arrive at their website directly from Web4Boats.com's link to that website. The Company plans to seek a broader and more expansive range of product availability to add to its website, and as these relationships develop, they will become a primary revenue source for the Company. Less than $100 of commissions had accrued as of March 31, 2000.

     BANNER ADVERTISING

     Management was unable to obtain numbers relevant to online advertising dollars spent by the boating industry, but management believes that the potential for corporately sponsored advertising on the Web4Boats.com website is quite substantial. Therefore, online advertising revenues are expected to contribute substantially to the overall revenue base, assuming that website ad space remains a viable method for generating revenue on the Internet. There appears to be precedence established on the Internet with regards to valuing the ad space based upon the volume of customer traffic at the website. Web4Boats.com intends to follow pricing strategies that are utilized by the majority of Internet based companies and is considering a price range between $25-$100 per 1,000 impressions, a substantial decrease over the past six months. (Each Internet user's electronic request to view a website page is an impression.)

MARKET

     Recreational boating is an enormous industry in the United States. $23 billion dollars were spent at retail in 1999 for new and used boats, motors and engines, accessories, and other related items. There were over 12.5 million boat registrations as of December 31, 1998, for the United States and its territories. It is estimated that there are over 16 million boats currently in use. Over 115,000 marinas, boatyards, yacht clubs, dockomimiums, parks, etc. is ample evidence of America's love for boating.
(A docominium is a boat docking slip sold like a condominium.) Following is a chart based primarily on information available in January, 2000, from the National Marine Manufacturer's Association (NMMA) website that provides a breakdown of the recreational boating industry.



                              1998                            1999

Participants in Boating      74,847,000                    77,841,000
All Boats in Use             16,824,000                    16,833,900
Total Retail Sales         $19.15 billion                $22.99 billion
New Boat, Motor             $8.54 billion                  $9.3 billion
     Trailer & Acces. Sales
Pleasure Boat Exports      $672.8 million                $674.8 million


New Product Category Annual
    Unit Sales                   1998                          1999

Outboard Boats                 200,900                       233,900
Outboard Motors                314,000                       331,900
Boat Trailers                  174,000                       168,000
Inboard Runabouts                6,900                         8,200
Inboard Cruisers                 6,600                         6,800
Stern-drive Boats               91,000                        96,200
Canoes                         107,800                       121,000
Personal Watercraft            130,000                       106,000
Sailboats*                      19,400                        27,800
______________
*Source:  1998 Annual Sailing Business Review, 1999 forecasted.

     Management believes that the most powerful and influential use of the Internet is cost effective communication to a global audience. Management has gathered very preliminary surveys of potential advertisers. According to an article published by eMarketer, it is estimated that Internet marketers will spend $6.1 billion in 2000. Total online advertising revenues are expected to rise to $21 billion by the year 2004.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require Web4Boats.com to incur significant expense in complying with any new regulations. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Internet. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on its international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Internet regulated by the FCC in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the Company's costs of communicating on the Internet to both users and service providers, potentially decreasing the demand for products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. Web4Boats.com cannot currently predict the effect, if any, that such legislation will have on its business. There can be no assurance that such legislation will not impose significant additional costs on its business or subject Web4Boats.com to additional liabilities.

PROMOTION

     The Company's mission is to become the preferred portal for the professionals and enthusiasts in the boating industry. The Company plans to increase consumer awareness and in the national branding of its website through some or all of the following methods:

     Internet
     Advertisements in Boating Classified Sections of Publications
     Radio
     Print Advertisements
     Public Relations
     Television
     Trade Shows
     Other Advertising

SALES

     The Company currently has no advertising sales staff. The Company intends to build an in-house sales force to solicit viable industry and related product manufacturers, suppliers, etc. to purchase banner space on the Web4Boats.com site. Company expects to charge between $25 to $100 per 1,000 impressions. The Company's revenue will increase from advertising as the traffic coming to the website increases.

TECHNOLOGY

     The Internet and electronic commerce markets are characterized by rapid technological change, changes in user and customer requirements, frequent new service and product introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing website and technology obsolete. Management believes that its focus should be on delivering ease of use and convenience combined with capabilities designed to personalize business or pleasure transacted over the Internet. To meet the need to quickly adapt to technological change, in April, 2000, the Company transferred management of its website to HostproNETlimited. The obligation to meet technological change on a timely basis, therefore, has been outsourced to a specialized service provider. Thereafter, the Company transferred ownership of its server computer to (plus $5,000) to its former website management company in payment of the former management company's accrued fees.

     All of our primary servers are located at HostPro's location and are vulnerable to interruption by damage from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control. In the event that we experience significant system disruptions, our business, results of operations and financial condition would be materially and adversely affected. We have, from time to time, experienced periodic systems interruptions and anticipate that such interruptions will occur in the future. The Company does not maintain business interruption insurance.
In the event of a prolonged interruption, the Company will suffer losses which cannot be determined at this time. The Company may, in the future, obtain such insurance coverage.

COMPETITION

     Classified ads for boats as well as other items already have use on the Internet, with the majority of websites offering a free listing to sellers. While the opportunity presented is tremendous, the competitive environment is substantial.

     WEB4BOATS.COM'S MARKETS ARE HIGHLY COMPETITIVE

     The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and Web4Boats.com expects that competition will continue to intensify. Our boat and recreational equipment purchasing services compete against a variety of Internet and traditional boat and recreational equipment purchasing services as well as boat and yacht brokers. Therefore, we are affected by the competitive factors faced by both Internet commerce companies as well as traditional, offline companies within the boating and recreational equipment and boating-related industries. To compete successfully as an Internet-based commercial entity, we must significantly increase awareness of our services and brand name.

     We compete with other entities which maintain similar commercial websites including buymarine.com; yachtworld.com; boating.com; boattraderonline; boatowners.com; and boat-yachts.com. In addition, all major boat and recreational equipment manufacturers have their own websites and many have recently launched or announced plans to launch online buying services. We also compete with boat insurers, lenders and lessors as well as other dealers that are not part of our network. Such companies may already maintain or may introduce websites which compete with ours.

     Web4Boats.com competes with meta-search services (e.g., Yahoo!, AltaVista, Lycos and Excite) and software applications that allow a user to search the databases of several directories and catalogs simultaneously. Web4Boats.com also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. The effect of competitors' strategic plans on Web4Boats.com cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or more well established than Web4Boats.com.

     In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Internet browsers offered by Netscape and Microsoft increasingly incorporate pre-loaded shortcuts or displays that appear on the opening screen of the Internet browser and direct search traffic to competing services. These shortcut features are relatively expensive to purchase from Internet browser vendors and not expected to be a reasonable expenditure by Web4Boats.com for the foreseeable future. The use of such features by competitors, however, could make it more difficult for Internet users to find Web4Boats.com's products and services. In addition, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies, long-distance providers and cable companies such as AT&T/TCI through @Home Networks and Excite, Inc., or Internet Service Providers ("ISPs") such as Microsoft and AOL, currently offer and could further develop, acquire or license Internet search and navigation functions and community and communications services that compete with those Web4Boats.com offers.

     We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing.

     PRINCIPAL COMPETITIVE FACTORS.

     Web4Boats.com believes that the principal competitive factors in its markets are:

     (1)  brand recognition
     (2)  ease of use
     (3)  comprehensiveness
     (4)  personalization
     (5)  independence
     (6)  quality and responsiveness of search results and other services
     (7) the availability of high-quality, targeted content and focused value-added products and services
     (8)  access to end users
     (9) with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics

     The Company believes that the importance of brand recognition will increase as more companies engage in commerce over the Internet. Development and awareness of the Web4Boats.com website will depend largely on our ability to obtain a leadership position in Internet commerce. If Internet users do not perceive us as an effective channel for increasing boat and recreational equipment sales and purchases and do not perceive us as offering reliable information concerning new and pre-owned boats and recreational equipment, as well as referrals to high quality dealers, in a user-friendly manner that reduces the time spent for purchases, we will be unsuccessful in promoting and maintaining our brand recognition. Our brand recognition may not be able to gain widespread acceptance among consumers or dealers. Furthermore, in the event of any breach or alleged breach of security or privacy involving its services, or if any third party undertakes illegal or harmful actions utilizing its community, communications or commerce services, Web4Boats.com could suffer substantial adverse publicity and impairment of its brand and reputation.

STAFF

     As of March 31, 2000, the Company had no full-time employees and 1 part-time person (its President). Hiring of other management and staff will occur incrementally as funds become available and the need arises.

     The Company's day-to-day operations are conducted by consultants, including and Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001. See Item 9, below.

KEY PERSONNEL

     Web4Boats.com expects that it will need to hire personnel in all areas. The competition for such personnel in its industry is intense, particularly where its corporate headquarters are located. Web4Boats.com expects to experience difficulties in hiring personnel with the right training or experience, particularly in technical areas. Web4Boats.com does not maintain key person life insurance for any of its personnel.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is located at the home of a major shareholder of the Company, Dori Merriam, at 6150 La Jolla Mesa Drive, La Jolla, California 92037. Its telephone number is (858) 459-6268. The Company occupies this space on a rent-free basis. The Company believes its facilities are adequate to meet current and short-term future business needs. The Company is looking for suitable office space, 2,000 to 3,000 sq. ft., in a commercial facility. If the Company develops according to its plan, then it is anticipated that additional office space will be needed within the next twelve months.
Leasing costs have yet to be determined.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades under the symbol "EBOT" on the OTC Electronic Bulletin Board. Trading commenced in the second quarter of 1998. The following table sets forth the high and low bid prices per share of the Common Stock for the last two fiscal years as reported by the OTC Electronic Bulletin Board. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                          HIGH      LOW

         FISCAL 1998

First Quarter                            $1.0625   $0.5625
Second Quarter                           $1.0625   $0.1875
Third Quarter                            $0.3125   $0.04
Fourth Quarter                           $0.875    $0.20




							HIGH      LOW
        FISCAL 1999

First Quarter                            $0.5625   $0.1875
Second Quarter                           $1.00     $0.50
Third Quarter                            $0.5625   $0.3125
Fourth Quarter                           $0.10     $0.625



     The Company has been informed by its transfer agent that as of March 31, 2000, there were approximately 161 record owners of its Common Stock.

     The Company has not paid any dividends on its Common Stock since inception. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

(1) On November 5, 1999, the Company issued 250,000 shares of Common Stock to Stockholder Relations for future public relations services. These shares were valued at $75,000.

(2) On March 2, 2000, the Company sold 100,000 shares of Common Stock to Ken Cottle for $25,000 cash.

(3) On April 1, 2000, the company issued 10,000 shares of Common Stock to Mr. Delgado under the terms of the agreement with Web-Light Design, the Company's former website service company. These shares were valued at $4,914.

(4) On April 1, 2000, the company issued 10,000 shares of Common Stock to Mr. Sommer under the terms of the agreement with Web-Light Design, the Company's former website service company. These shares were valued at $4,914.

(5) On April 1, 2000, the Company issued Blair Merriam/Internet Advisors Group, Inc. 1,150,000 shares of Common Stock in satisfaction of the Company's accrued compensation obligation for management services of $115,000.

(6) On April 19,2000 the Company issued 50,000 shares of Common Stock to Everything Communicates as part of its fee agreement. These shares were valued at $27,500.

          The Company believes transactions (1) through (6) were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intentions to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the purchases described in item (5) was "accredited investors" as that term is defined in Rule 501(a)(3) of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-KSB. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to Web4Boats.com, Inc.


OVERVIEW

     Prior to entering into the Internet market and boating industry, the Company, as a non-operating entity, merged with a business known as New York Bagel Exchange, Inc. in September 1997. (For accounting purposes, the merger resulted in a continuation of the bagel company's operations.) The Company engaged in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffee and related items at a single store. The Company's Board of Directors approved the sale of the Company's inventory and fixed assets and ceased the bagel-related operations on March 25, 1999. The actual sale of assets was on April 19, 1999. All management of New York Bagel Exchange, Inc. resigned and new management was subsequently appointed. On April 20, 1999, the Company changed its name (and direction of its business) to Web4Boats.com, Inc. and commenced developing a commercial Internet site in which boat dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the professional and recreational boating industry.

     Use of any comparison data derived from the Company's accompanying financial statements is misleading because the Company disposed of its assets in New York Bagel Exchange, Inc. in April, 1999, (within days after the change of the Company's fiscal year) and subsequently began to pursue a completely different business than that of the predecessor company. Therefore, the financial statements have no comparative information that would be helpful in this regard. Instead, the Company will focus on the forward looking aspects of our financial condition and any risks involved in entering these uncharted waters.

     To date, the Company has had almost no revenue from any of its website or related operations. We are currently set up to derive revenue from fees and commissions from affiliate programs, such as Amazon.com, iiCaptain.com,
iGoFish.com, and Marine Express.   We expect to add to these revenue
generating opportunities with future revenues from fees paid by banner advertisement placements and links to other websites. It is anticipated that the enhancement of the website would include Boat Dealers/Brokers, Boat Builders/Manufacturers, Marinas, and other recreational suppliers having access to our program and services by paying initial placement fees, as well as ongoing monthly fees based upon, among other things, the size of territory, demographics and the transmittal of purchase requests to them.

     We anticipate that we will derive direct revenue from the volume of purchases made as a result of visiting our website. We also believe our ability to attract subscribing dealers/brokers and other affiliates for our website, is directly related to the volume of visits and subsequent purchases we expect to occur as a result of a visit to our website. For the month ended June 11, 2000, we have had an average of 3,671 impressions per day with 1,934 unique users at the Web4Boats.com website. Much of this early volume, however, can be accounted for by the Company and its website design service company.

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

     From April, 1999, to September, 1999, the Company's operating activities related primarily to engaging consulting personnel, raising capital, purchasing operating assets, performing product development and investing in sales and marketing programs. The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999. Revenues from that buying through March 31, 2000, however, are less than $100.

     The Company expects to derive substantially all of its revenues from the sale of advertisements. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that any advertisement appears on pages where the user views the advertising banner on the Web4Boats.com website. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to advertising contracts. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $25-100 per 1,000 impressions. The Company currently has no banner advertisers and its impressions are currently running about 3,671 per day.

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

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in both Internet usage and boat advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of Web4Boats.com, general economic conditions and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make material pricing, service or marketing decisions that effect the Company's business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations.

RESULTS OF OPERATIONS

     Revenues for the fiscal year ended March 31, 1999 were $554,451 and are related to the Bagel store operation that has been discontinued. For the fiscal year ended March 31, 2000 revenues were $-0-. The $3,770 of revenue shown for the six month period ended September 30 1999, set forth in the Company's Form 10SB has been, because it relates to the bagel business, included in the gain on the sale of those operations. The $27 of revenue for the three months ended December 31, 1999, set forth in the Company's Form 10-QSB is now included in the $98 of interest income. The $21,060 of cash at the year ended March 31, 2000 is loan proceeds and is the balance remaining from the $47,000 of short term borrowings from two shareholder/affiliates.

     Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $701,338 and $357,015 in the fiscal year ended March 31, 1999, and 2000 respectively. The first amount is related entirely to the bagel store operations. Virtually all of the second amount is related to development of the website business and includes $115,000 to Internet Advisors Group, Inc. for day-to-day management services which was subsequently met with the issuance of 1,150,000 shares of Common Stock. The $115,000 owed to Internet Advisors Group, Inc. and $11,750 owed to a former website management company accounts for most of the Accounts Payable. The latter was also paid off in April, 2000, with return of the Company's server computer and $5,000 to meet the obligation due at that time ($15,500) and consisted of approximately $22,000 of the Company's equipment assets. Current website management is being done at a service provider that uses its own server computers which Management has determined to be more cost efficient. The cost efficiency is a result of avoidance of the continuing technology and software upgrading expenses to the Company if it had continued to own its own computers. Salaries for all periods set forth in the financial statements are related solely to the bagel store operation. Executive compensation in the form of Common Stock and Common Stock options has been granted to Mr. Dennis Schlagel, the Company's President since the end of the bagel store operation, and Mr. Blair J. Merriam, with whom the Company contracted through Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001. See Item 10, below.

     The Company has net operating loss carryforwards from years 1997 and earlier of approximately $188,000 and $94,000 for federal and California state tax purposes, respectively. With additional losses for fiscal years 1998 and 1999, the Company has total net operating loss carryforwards at March 31, 2000 of approximately $1,650,000 and $825,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011.

     The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. However, the President of the Company, Dennis Schlagel, received 500,000 shares of restricted Rule 144 stock in lieu of compensation and a Stock Option in April 1999, for 500,000 shares of common stock exercisable at the price of $0.50 per share. The stock and stock options were granted to Mr. Schlagel because the Company did not have sufficient cash available to induce Mr. Schlagel to join the Company in an officer and director capacity. See "Security Ownership Of Certain Beneficial Owners and Management" Item 11 below, "Executive Compensation"
Item 6 below, and "Certain Relationships and Related Transactions" Item 12 below.

     The Company issued 10,000 shares of restricted Rule 144 common stock to Daniel Thornton in April 1999, in exchange for consulting services. The stock was granted to Mr. Thornton because the Company did not have sufficient cash available to induce Mr. Thornton to join the Company in the capacity of director. See "Security Ownership Of Certain Beneficial Owners and Management" Item 11 below, and "Certain Relationships and Related Transactions" Item 12 below.

     The Company's day to day operations are provided by Mr. Blair J. Merriam under a contract with Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001. Website maintenance, hosting and design are performed on a contract basis with HostproNETlimited. See "Certain Relationships and Related Transactions,
Item 12, below. The Company expects to continue these arrangements at least until summer of 2000. Depending on the success of the operation and the availability of funds the Company hopes at that time to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars ($10,000) per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. In April, 2000, the Company satisfied its March 31, 2000, $115,000 obligation to Internet Advisors Group, Inc. through the issuance of 1,150,000 shares of Common Stock.

     In April 1999, we granted stock options (not under any plan) to purchase 1,000,000 shares of common stock. These stock options were granted to employees, directors and consultants at exercise prices of fifty cents ($0.50) per share which were below the fair market value at the date of grant. See "Security Ownership of Certain Beneficial Owners and Management"
Item 11 below, "Executive Compensation", Item 10 below, and "Certain Relationships and Related Transactions", Item 12 below.

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, we believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     In August, 1999, the Company received $100,000 from a shareholder in exchange for 10,000 shares of Series A Preferred Stock. A portion of the cash has been used primarily to pay for hardware, software, programming and other operating expenses to launch its website and other daily operating costs. Additionally, the Company borrowed $47,000 from two shareholders which were paid off through the issuance of Common Stock. The Company anticipates that capital expenditures in the fiscal year ending March 31, 2001 will be approximately $250,000, primarily for additions to the Company's networking and computer infrastructure, leasehold improvements and furniture and website design and service. The Company has no current plans on how to obtain funding for the expected expenditures and is evaluating various alternatives. Inability to obtain funding will substantially slow development of the Company's operations.

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

     With respect to fiscal years beyond March 31, 2000, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have decreased since implementation of the Web4Boats.com business, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

     Our cash requirements depend on several factors, including:

          (1)  the level of expenditures on marketing and advertising
          (2)  the rate of market acceptance
          (3)  the ability to expand our customer base
          (4) the ability to increase the volume of sales with our affiliates
          (5) the cost of contractual arrangements with online information providers, search engines, and other referral sources.

     The Company currently has no material commitments. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in 2000 consistent with its anticipated growth. We cannot accurately predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

     Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.

PLAN OF OPERATION

     Over the next twelve months the Company plans to devote most of its efforts and financial resources toward increasing awareness of its website among the boating public and professionals. Initial focus, however, must be on installation of the core features of the website.

     The volume of classified advertisements has reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website. Finally, with respect to the classified ads, in July the Company will commence a telemarketing campaign with an independent telemarketing firm (the firm has not yet been selected) to contact all current classified advertisers collected by the Company and displayed on the website with the proposal of a fee for continued display of the ad. In this way all non-paying advertisers are expected to be dropped from the displayed data base over the next 60 days.

     Concurrent with the telemarketing campaign directed at classified advertisers will be the initial concerted efforts at increasing awareness of the website among the boating public and professionals. The Company plans to initially arrange most of its links from other websites and magazines through a barter arrangement under which the other website or magazine will receive a reciprocal link to its website or services thereby reducing cash outlays.

     The Company expects that its significant cash outlays over the next 90 days will be for completion of development of the core elements of its website. This amount is expected to be $50,000 to $100,000. Sources of theses funds have not been located as of the date hereof, but the Company is pursuing leads for possible lenders and investors. There can be no assurance at this time that these funds or any funds will be available to the Company on terms that it can afford. Failure to acquire these funds at this point in the Company's development would make it difficult for the Company to achieve its business goals over the next six months. See Financial Statements.

     Assuming that the Company acquires the $50,000 to $100,000 it is seeking and completes development of the core elements of its website over the next 90 days, management believes that the Company should have begun to bring in significant revenue from its monthly fees in its classified advertisement sector. At this point the Company will begin to seek a significant infusion of capital, $1 - 5 million, to increase awareness of the website among the boating public and professionals and to continue development of the website. There can be no assurance that such funding will be available to the Company. In the event that such funding is not available to the Company, then Web4Boats.com would be forced to use whatever cash is generated, mostly by its classified advertisement sector, for enhancement of the website and its promotion. Such a process of development would likely be much slower than what could be achieved with the infusion of substantial new investments. Management believes, however, that the Company's business is relatively easily scalable. In other words, once the core elements of the website are in place in the next 90 days, the website will be able to achieve its purpose. Thereafter, additional funds are devoted mostly to promotion of the website and enhancement of the core elements. The availability of funds determines the speed with which promotion and enhancements are pursued.

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

KNOWN RISKS AND TRENDS

     SEASONALITY

     We expect our business to experience the seasonality of the boating and warm weather recreational equipment industry as it matures.

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


     RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM

     Web4Boats.com expects to derive a majority of its revenues from the sale of advertisements on its website pages under short-term contracts. Most of its advertising customers have limited experience with the Internet as an advertising medium. Web4Boats.com's continuing ability to generate significant advertising revenues will depend upon, among other things: - - advertisers' acceptance of the Internet as an effective and sustainable advertising medium; - - the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and - - its ability to continue to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Internet-based advertising. Web4Boats.com cannot be certain that such standards will develop sufficiently to support Internet-based advertising as a significant advertising medium.
In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on Internet-based advertising specifically.



YEAR 2000 ISSUE

     Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This "Year 2000 issue" could result in system failures or miscalculations causing disruptions of operations, including disruptions of our website or normal business activities.

     Non-information technology systems include accounts receivable/payable, payroll, banking, postal bar code, and other software that support our daily business activities. Although we have not conducted a survey, we believe there is no material exposure to our non-information technology systems. We believe that we do not have any other non-information, embedded technology systems, with potential Year 2000 issues.

     We do not believe that we have material exposure to the Year 2000 issue with respect to our own information systems since our existing systems correctly define the Year 2000 with four digits. As of March 31, 2000, we had no problems with the change to the Year 2000. Thus far, we do not believe that there is any need for alternative plans to deal with the Year 2000 issues. The worst case scenario pertaining to the Year 2000 issue would be an overall failure of the national Internet and telecommunications infrastructure. This may require alternative means for users to gain connection to our servers.


ITEM 7.  FINANCIAL STATEMENTS.
(see following page)









                          Report of Independent Auditor


May 18, 2000


To the Board of Directors and Shareholders of Web4Boats.com., Inc.:

I have audited the accompanying balance sheets of Web4Boats.com, Inc. as of March 31, 2000 and 1999, and the related statements of operations, cash flows, and shareholders' equity for each of the two years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such financial statements present fairly, in all material respects, the financial position of Web4Boats.com, Inc. as of March 31, 2000 and 1999, and the results of operations and their cash flows for each of the two years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Web4Boats.com, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Carl S. Sanko
Chatsworth, California













                                Web4Boats.com, Inc.
                                  Balance Sheets
                              March 31, 2000 and 1999


                                                   March 31,        March 31,
 	                                                 2000             1999



Assets

Current assets
  Cash                                             $  21,060         $    983
  Accounts receivable                                      0            3,028
  Inventory	                                               0            5,340
          Total current assets                        21,060            9,351


Property and equipment
  Furniture and fixtures                                   0            2,808
  Equipment                                           33,604          134,172
  Vehicles                                                 0                0
  Leasehold improvements                                   0          120,650
	                                                33,604          257,630
  Accumulated depreciation                            (5,217)
(229,900)
          Property and equipment, net                 28,387           27,730


Other assets
Trademarks, net                                        9,655                0
Deposits                                                   0            6,316
	Total other assets                               9,655            6,316


Total assets                                      $   59,102       $   43,397

















                    See accompanying notes to financial statements
                                 Web4Boats.com, Inc.
                                   Balance Sheets
                               March 31, 2000 and 1999






                                                   March 31,        March 31,
     	                                                  2000             1999


Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                $  156,655       $   65,070
  Accrued expenses                                     2,406          307,888
  Accrued litigation settlement                       42,500           42,500
    Short-term borrowings                             47,000           50,000
	Total current liabilities                      248,561          465,458

Commitments and contingencies


Shareholders' equity (deficit)
  Convertible preferred stock, par value
	$.001, 20,000,000 shares authorized,
	10,000 issued and outstanding at
	March 31, 2000 and none at March 31,
	1999. Aggregate liquidation preference
	of $1,000,000 at March 31, 2000                    10                0
  Common stock, par value $.001,
	100,000,000 shares authorized,
	5,033,460 and 5,018,870 issued
	and outstanding at March 31, 2000
	and 1999, respectively                          5,033            5,019
  Paid in capital                                 2,151,051        1,571,608
  Accumulated deficit                            (2,345,553)      (1,998,688)
	Total shareholders' equity                   (189,459)        (422,061)


Total liabilities and shareholders' equity        $   59,102       $   43,397










                  See accompanying notes to financial statements
                              Web4Boats.com, Inc.
                           Statements of Operations
                   For the Years Ended March 31, 2000 and 1999





                                                  Year Ended       Year Ended
                                                   March 31,        March 31,
                                                     2000             1999



Revenues                                         $       0        $  554,451

Cost of sales                                            0           203,152

Gross profit                                             0           351,299


Operating expenses:
  Salaries                                          62,500           221,663
    General and administrative                     357,015           701,338
Total operating expenses                           419,515           923,001

Loss from continuing operations                   (419,515)         (571,702)


Other income:
  Gain on disposal of segment	                      72,552                 0
  Interest income                                       98                 0
Total other income                                  72,650                 0

Net loss                                        $ (346,865)       $ (571,702)

Beneficial conversion feature on
  preferred stock                                  100,000                 0

Net loss applicable to common stock
  Shareholders                                  $ (446,865)       $ (571,702)


Basic and dilutive loss per share                  $  (.09)          $  (.13)









                    See accompanying notes to financial statements
                                Web4Boats.com, Inc.
                             Statements of Cash Flows
                     For the Years Ended March 31, 2000 and 1999


                                                  Year Ended       Year Ended
                                                   March 31,        March 31,
                                                        2000             1999

Cash flows from operating activities
  Net loss                                      $  (346,865)      $ (571,702)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization                 6,472           50,606
	  Common stock issued for services            137,500          173,750
	  Gain on disposal of segment                 (72,552)               0
	  Loss on disposal of vehicle                       0              988
	  Changes in operating assets and
		liabilities
	  	  Accounts receivable                     3,028            7,594
	  Inventory                                     5,340            3,289
		  Accounts payable                       91,585           41,042
		  Accrued expenses                      (38,394)         288,865
       	  Short term borrowings                  47,000                0
Net cash provided by (used in) operating
	Activities                                   (166,886)          (5,568)


Cash flows from investing activities
  Sale of business operations                       100,282                0
Purchases of property and equipment                 (33,604)               0
  Purchases of trademarks                           (10,910)               0
  Deposits                                            6,316           11,510
 Net cash provided by (used in) investing
	Activities                                     62,084           11,510


Cash flows from financing activities
  Proceeds from issuance of preferred stock         100,000                0
  Proceeds from issuance of common stock             25,000                0
  Payment for redemption of common stock               (121)               0
Net cash provided by (used in) financing
	Activities                                    124,879                0


Net increase (decrease) in cash                      20,077            5,942

Cash, beginning of year                                 983           (4,959)

Cash, end of year                                 $  21,060        $     983



                     See accompanying notes to financial statements
                                  Web4Boats.com, Inc.
                          Statements of Shareholders' Equity
                      For the Years Ended March 31, 2000 and 1999



                                                  Year Ended       Year Ended
                                                   March 31,        March 31,
           	                                            2000             1999



Convertible preferred stock:
  Balance, beginning of year                     $        0       $        0
  Convertible preferred stock issues                     10                0

	Balance, end of year                               10                0



Common stock and paid in capital:
  Balance, beginning of year                      1,576,627        1,402,877
  Common stock issued                               579,457          173,750

	Balance, end of year                        2,156,084        1,576,627



Accumulated deficit:
  Balance, beginning of year                     (1,998,688)      (1,426,986)
  Net loss                                         (346,865)        (571,702)
	Balance, end of year                       (2,345,553)      (1,998,688)



Total shareholders' equity                     $   (189,459)      $ (422,061)

















                     See accompanying notes to financial statements
                           NOTES TO FINANCIAL STATEMENTS


NOTE    1  Summary of significant accounting policies

Organization and business

      Web4boats.com, Inc. ("the Company"), a Delaware Corporation, was incorporated on February 4, 1994 as New York Bagel Exchange, Inc. Commencing September 26, 1995, the Company has operated in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffees and related items. On August 22, 1997, the Company acquired the assets and liabilities of Windom, Inc., a non-operating public shell, resulting in the retirement of all the common and preferred shares of both companies, and the reissuance, by the Company, of 2,594,560 shares of common stock. The merger was accounted for, in substance, as an issuance of stock for the net monetary assets of Windom, Inc. on August 22, 1997, and the financial statements presented are those of New York Bagel Exchange, Inc. since the date of its formation. Subsequent to the merger, the Company continued its wholesale and retail operations. On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Webboat.com, Inc. Subsequent to fiscal 1999, on April 2, 1999, Webboat.com, Inc. changed its name to Windom.com, Inc., and on April 20, 1999, Windom.com, Inc. changed its name to Web4boats.com, Inc.

	On March 22, 1999, the Board of Directors approved sale of the Company's inventory and fixed assets for $120,000. The Company ceased its business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition. Per Accounting Principles Board opinion No. 30, since the disposal date occurred subsequent to fiscal year 1999, the gain is to be recognized when realized, which was in fiscal year 2000.

	During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. Included in accrued payables at March 31, 1999, is $259,375 of marketing, consulting and other services provided to the Company in fiscal 1999 and related to development of the Company's new business operations.

	In April, 1999, the Company issued 1,010,000 shares of its common stock as full payment for these services. Subsequently, for the year ended March
31, 2000, the Company has continued to invest substantially in website development and related costs. While there have been no revenues for the year ended March 31, 2000 related to the new business operations, the Company expects, as a going concern, to realize future benefits from these costs. However, all such development costs are expensed as incurred.

Property and equipment

	Equipment is recorded at cost and depreciated over estimated useful lives of three to five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.


Income taxes

	The Company has net operating loss carryforwards from years 1998 and earlier of approximately $1,093,000 and $546,000 for federal and California state tax purposes, respectively. With additional losses for fiscal years ending 2000 and 1999, the Company has total net operating loss carryforwards at March 31, 2000 of approximately $2,312,000 and $1,156,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011.

Earnings per share

	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each fiscal year.


NOTE	2  Shareholders' equity

Compensatory stock issuance

	During fiscal year 2000, the Company received officer salary compensation of $62,500 and professional services valued at $75,000 in exchange for common stock. During fiscal year 1999, the Company received officer salary compensation of $43,125, and professional services valued at $173,750 in exchange for common stock.

Stock options

	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. Additionally, stock options for 500,000 shares, with no compensation element, were issued in April, 1999. All options were exercisable at time of grant and no options have been exercised as of March 31, 2000. The number of shares represented by stock options outstanding at March 31, 1999 is 1,500,000 shares with an option price of $.50 to $1.00 per share, and $1,000,000 in total, and with a market price at date of grant of $.56 to $2.00 per share, and $1,687,500 in total. The number of shares represented by stock options outstanding at March 31, 2000 is 2,000,000 shares with an option price of $.50 to $1.00 per share, and $1,250,000 in total, and with a market price at date of grant of $.19 to $2.00 per share, and $1,781,250 in total. Outstanding options expire on various dates from September 24, 2002 to April 2, 2004.

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

Issuance of convertible preferred stock

	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2000.


NOTE	3  Related parties

Short term borrowings

	At March 31, 2000, the Company had unsecured promissory notes, inclusive of accrued interest, of $47,806, payable to two shareholders. The notes bear annual interest at a rate of 10%.

	At March 31, 1999, the Company had unsecured promissory notes, inclusive of accrued interest, of $57,713, payable to two shareholders. The notes bear annual interest at rates of 10% to prime plus two percent. The notes were exchanged for 150,000 shares of stock in April, 1999.

Stock options

	Represented in outstanding stock options at March 31, 2000 are 1,820,000 shares to related parties.


NOTE	4  Statements of Cash Flows

Financial instruments

	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Noncash transactions

	During the year ended March 31, 2000, the Company issued 1,010,000 shares of its common stock to third parties as compensation for $259,375 in services accrued as of March 31, 1999, 250,000 shares as compensation for services received during fiscal 2000, and 150,000 shares to related parties in cancellation of $57,713 in short term borrowings and accrued interest.

Interest paid

	In fiscal years 2000 and 1999, the Company charged to operations interest expense of $2,064 and $5,075, respectively. Interest paid during fiscal year ending March 31, 2000 was $1,258. No interest was paid during fiscal year ending March 31, 1999.


NOTE	5  Commitments and Contingencies

Lease commitments

	The Company leased its prior bagel facility under a long-term operating lease. Rent expense for fiscal year 1999 was approximately $40,000.
Subsequent to March 31, 1999, the Company assigned its lease to a buyer of its business assets. The assignment was with recourse in that the Company was responsible if the new lessee failed to make lease payments. The lease expired on March 31, 2000, and the Company has no remaining future minimum lease payments at March 31, 2000. Additionally, the Company had no rent expense for fiscal year 2000.

Service commitments

	The Company has entered various contracts for professional services related to managing and promoting its website. Commitments as of March 31, 2000 under these contracts total $198,000 for year ending March 31, 2001, with no commitments thereafter.

Litigation

	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 2000. Subsequent to March 31, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of March 31, 2000 and 1999.


NOTE	6  Subsequent Events

Sale of operating assets

	In April, 2000, the Company paid $5,000 and returned $21,960 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000.

Stock issued

	Subsequent to March 31, 2000, the Company issued 1,150,000 shares of restricted common stock to a related party in payment of $115,000 in management services rendered during fiscal year 2000 and accrued at March 31, 2000.


NOTE	7  Going concern

	The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During fiscal year ended March 31, 1999, as a result of not being able to meet its obligations as they became due, the Company saw no alternative but to sell its operating assets, as described in Note 1 above.
Note 1 also describes management's plans in regard to perpetuating its existence through new operations related to internet marketing and the boating industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 2, 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to market in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Pursuant to the Company's Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's current directors and executive officers are:

Name                           Age                     Position

Blair J. Merriam(1)            42                   General Manager

Dennis Schlagel(1)             60                   President, Director,
                                                    Secretary, Treasurer

Daniel Thornton                40                   Director
------------------
(1)      Mr. Schlagel and Mr. Merriam are first cousins.
------------------
     Mr. Blair J. Merriam has been General Manager of the Company since April, 1999. Mr. Merriam presently devotes full time to the affairs of the Company. For 6 years prior to joining the Company, Mr. Merriam worked for himself in consulting and managing the sales and marketing of food products companies producing products mainly in the United States and Mexico. Mr. Merriam also recently formed Internet Advisors Group, Inc. through which he has been consulting to the Company and operating as its General Manager. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001.

     Mr. Dennis Schlagel has been President, Secretary, Treasurer and a director of the Company since the sale of the Company's bagel business in April, 1999. Mr. Schlagel is semi-retired and lives from fall through spring near Hermosillo, Mexico. He devotes only part of his time to the affairs of the Company. Prior to joining the Company, Mr. Schlagel was from February, 1994, general manager of Beltropic, Inc., a Wyoming corporation engaged in farming and the produce export, sales and distribution business in northern Mexico. Prior to and after serving in the Army in 1961, Mr. Schlagel attended Chico State College, California, and California Polytecnic, respectively.

     Mr. Daniel Thornton has been a director of the Company since October 1, 1999. In June, 2000, Mr. Thornton will assume a position as director of sales and marketing and general manager of Capnet Gateway Online Services, an internet-based healthcare information and management services portal for Meridian Holdings, Inc. Mr. Thornton is a member of the board of directors of Meridian subsidiary InterCare.com, Inc.. From September 1996 to April, 2000, Mr. Thornton has been Chief Executive Officer of BioSynergy Nutriceuticals, Inc., a supplier of raw materials and secondary ingredients to the dietary supplement industry. For 2 years prior to September 1996, he was Chief Executive Officer of Stevion Co.

     Directors occasionally consult on an informal basis and, under the Company's bylaws, are to meet formally for the annual meeting of directors.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Blair Merriam failed to file on a timely basis one Form 4 for one transaction. The Form 4 was filed approximately April 27, 2000.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2000. Neither person was employed in an executive capacity with the Company for any period prior to April 1, 1999.

                                           Long Term Compensation
                                           ----------------------
                     Annual Compensation           Awards
                    ---------------------  ----------------------
Name                                 Other               Securities
And                                  Annual  Restriced   Under-      All
Other
Principal                            Compen- Stock       lying        Compen-
Position           Salary      Bonus sation  Awards      Options      sation

Blair J. Merriam   $115,000(1) -0-   -0-     $193,750(2) -0-           -0-
General Manager

Dennis Schlagel    -0-         -0-   -0-     $250,000(3) 500,000(4)    -0-
President, Chief
Executive Officer,
Secretary, Treas.,
Director
-------------------

(1) Cash compensation is pursuant to an Agreement with Internet Advisors Group, Inc., which is 100% owned and operated by Mr. Merriam. This amount may be paid in "cash, stock or any combination thereof. This amount was accrued and unpaid at March 31, 2000. In April, 2000, this amount was "paid" by issuance of 1,150,000 shares of Common Stock. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001."

(2) Issued to Mr. Blair J. Merriam or companies over which he has 100% control and ownership. The value (based on closing price) of these shares (800,000) at the end of the last completed fiscal year was $632,000. See "Security Ownership of Certain Beneficial Owners and Management" in Item 11, above and "Certain Relationships and Related Transactions" in Item 12, below.

(3) The value (based on closing price) of these shares (500,000) at the end of the last completed fiscal year was $395,000

(4) Mr. Schlagel received options for 500,000 shares on April 20, 1999. The exercise price of the options is $.50 per share and the market price of the Company's Common Stock on the date of grant was $.50 per share. See "Security Ownership of Certain Beneficial Owners and Management" in Item 11, above and "Certain Relationships and Related Transactions" in Item 12, below.
------------------

     No other executive officer of the Company receives an annual salary and bonus in excess of $100,000.

EMPLOYMENT ARRANGEMENTS

     The Company has no employment agreements with any of its employees. The Company does, however, have an agreement with Internet Advisors Group, Inc. upon which it depends heavily for its day to day operations. The Company engaged Internet Advisors Group, Inc. to set up its business operations and establish its website design parameters. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001. See "Certain Relationships and Related Transactions" in Item 12, below.

STOCK OPTIONS AND WARRANTS

     The following table sets forth options awarded for the fiscal year ended March 31, 2000.

                                    INDIVIDUAL GRANTS
                    Number of       % of Total
                    Securities      Options
                    Underlying      Granted to
                    Options         Employees in    Exercise or Base
Expiration
Name                Granted (#)     Current Year    Price ($/sh)      Date

Dennis Schlagel       500,000           100%           $.50(1)         4/2/04

------------------
(1)      The market price on the date of grant was $.50.
------------------

     The following tables contain option data for the Chief Executive Officer and other named executive officers of the Company for the current fiscal year ended March 31, 2000.

                     AGGREGATED OPTION EXERCISES IN CURRENT FISCAL YEAR
                        AS OF 3/31/00 AND OPTION VALUES AS OF 3/31/00
                                               Number of
                                               Securities          Value of
                                               Underlying
Unexercised
                                               Unexercised         In-the-
Money
                                               Options at          Options at
                                               3/31/00             3/31/00(1)

                         Shares Acquired       Exercisable/
Exercisable/
Name                     on Exercised          Unexercisable
Unexercisable

Blair J. Merriam(2)          -0-            840,000/-0-
$203,000/$-0-

Dennis Schlagel              -0-            500,000/-0-
$145,000/$-0-

------------------
(1) Computed based on the differences between the fair market value (closing price) on March 31, 2000, ($.79 per share) and aggregate exercise prices.

(2) Mr. Blair J. Merriam first obtained Common Stock in the Company in August, 1997, and has since acquired a substantial holding of Common Stock and Common Stock options. See "Certain Relationships and Related
Transactions" in Item 12, below.
------------------

DIRECTORS COMPENSATION

     The Company's directors are reimbursed for expenses incurred on behalf of the Company. The company presently has no compensation plan for directors. In April, 1999, Mr. Daniel Thornton received 10,000 shares of Common Stock in consideration for consulting services prior to becoming a director of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following tables sets forth the number and percentage of outstanding shares of Company Common Stock and Series A Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of June 12, 2000.

COMMON STOCK

NAME AND ADDRESS OF      PERCENTAGE OF        NUMBER OF SHARES OF
BENEFICIAL OWNER           OWNERSHIP             COMMON STOCK
                                              BENEFICIALLY OWNED

Dennis Schlagel             14.8%                   1,000,000(1)
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton              *                      10,000
2658 Bridgeway Road
Sausalito, CA 94965

Blair J. Merriam            44%                     3,120,000(2)
P.O. Box 5235
Cheyenne,  WY  82003

Dori Merriam                16.1%                   1,200,000(3)
6150 La Jolla Mesa Drive
La Jolla, California 92037

All executive officers and  54.4%                   4,130,000(1)(2)
directors as a group
(3 persons)
------------------

*  Indicates ownership of less than one percent.

(1) Includes 500,000 shares that may be acquired pursuant to the exercise of options.

(2) Includes 200,000 shares that may be acquired pursuant to the exercise of options and beneficial ownership of shares by the following entities that are 100% owned by Mr. Merriam: Spika Corporation - 465,000 shares direct and 640,000 shares that may be acquired pursuant to the exercise of options; Internet Advisors Group, Inc. - 500,000 shares direct; BJM, Inc. - 165,000 direct.

(3) Dori Merriam's shares of Series A Preferred Stock are convertible within sixty days. Blair Merriam is Dori Merriam's nephew through her husband's family. Includes 200,000 shares that may be acquired through the exercise of options held by her husband, James Merriam. Ms. Merriam disclaims beneficial ownership of any shares of Common Stock beneficially owned by her husband. See following table.
------------------

SERIES A PREFERRED STOCK

NAME AND ADDRESS OF      PERCENTAGE OF        NUMBER OF SHARES OF SERIES
BENEFICIAL OWNER         OWNERSHIP           A PREFERRED BENEFICIALLY
                                                     OWNED (1)

Dori Merriam                100%                           10,000
6150 La Jolla Mesa Drive
La Jolla, California 92037

All executive officers and   0%                             0
directors as a group
(0 persons)
------------------
(1) Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock after August 13, 2000. Ms. Merriam disclaims beneficial ownership of any shares of Common Stock beneficially owned by her husband, James Merriam.
------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCK REDEMPTION AND EMPLOYMENT TERMINATION AGREEMENT

     For approximately 1 year and 7 months prior to April 1, 1999, the Company was in the bagel business operating a bagel bakery and delicatessen. The Company's board of Directors approved the sale of the Company's inventory and fixed assets for $120,000 on March 22, 1999. The Company ceased its business operations on March 25, 1999, and disposed of the assets subject to the sale on April 19, 1999.

     On April 1, 1999, all prior management involved in the bagel business of the Company was terminated pursuant to the Stock Redemption and Employment Termination Agreement. This Agreement is summarized as follows:

     The Agreement was between Mark J. Horne and the Company. Mr. Horne was at the time the Chief Executive Officer, President and sole Director of the Company. Under the Agreement, all Mr. Horne's ownership in the Company (1,215,000 shares of Common Stock) was redeemed for $121.50. Mr. Horne also relinquished all his options for Company stock. Mr. Horne resigned all his positions with the Company after appointing Dennis Schlagel as his replacement in all Mr. Horne's officer positions and as a Director. Mr. Horne also received a cash payment of $10,000. As part of the transaction, the Company changed its name to Windom, Inc. and conveyed to Mr. Horne the Internet domain name "Webboat.com . . . and all variations thereof which Mr.
Horne has reserved . . . ."  The Company received the rights to the domain names "Webbought.com and Webought.com and all legal rights to the name
'ebot'."

     Mr. Horne and his father, George F. Horne, canceled, relinquished and forgave all claims to accrued and unpaid compensation and indebtedness represented by their loans to the Company in the aggregate amount of $256,438.62. The Agreement also called for the Company to cancel its sponsorship agreement with race car driver, Arie Luyendyk, a friend of Mr. Horne. The Agreement contains mutual releases by each party of the other, and the Company indemnifies Mr. Horne for any losses related to the Company's breach of the Agreement or by reason of his relationship with the Company as an officer, director or shareholder.

     As a consequence of this Agreement, all of the executive compensation for the fiscal year ended March 31, 1999, was reversed.

INTERNET ADVISORS GROUP, INC. CONSULTING AGREEMENT

     On April 15, 1999, the Company entered into a 1 year consulting agreement with Internet Advisors Group, Inc. Internet Advisors Group, Inc. is wholly owned and operated by Blair J. Merriam who at the time the Company entered into the Agreement was and who continues to be a major shareholder of the Company. See "Security Ownership of Certain Beneficial Owners and Management" in Item 11, above. The Agreement calls for Internet Advisors Group, Inc. to provide the following services.

     Day to day management of the corporate affairs and business
     Liaison with website management firm
     Public relations advisor
     Planning, design, development, organization, writing and distributing the materials and content required to develop and maintain the website
     Liaison with attorneys and accountants regarding Filing of this Form
          10-SB
     Hiring and retaining outside consultants, outsource services and other service providers

     Internet Advisors Group, Inc. is to be paid $10,000 per month in "cash, stock, or any combination thereof" for these services. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001. Also in April, 2000, the Company satisfied its $115,000 accrued and unpaid obligation to Internet Advisors Group, Inc. by issuing it 1,150,000 shares of Common Stock.

     On April 2, 1999, the Company issued 500,000 shares of Common Stock to Internet Advisors Group, Inc. for consulting services. The value of these shares at the date of issuance was $100,000.

ADDITIONAL TRANSACTIONS

     On April 6, 1999, the Company issued 10,000 shares of Common Stock to Daniel Thornton for consulting services prior to his becoming a director of the Company. These shares were valued at $3,128.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     The Company has had no filings on Form 8-K.

     The following exhibits are filed as part of the Registration Statement:

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

2(1)*      Articles of Incorporation and amendments thereto.

2(2)*      By-laws

10(1)*     9/27/97 Option to Beltropic to acquire 180,000 shares of Common
           Stock

10(2)* 9/27/97 Option to Latin Foods, Inc. to acquire 180,000 shares of Common Stock

10(3)* 9/27/97 Option to Spika Corporation to acquire 140,000 shares of Common Stock

10(4)* 12/30/97 Option to Spika Corporation to acquire 500,000 shares of Common Stock

10(5)* 3/10/98 Option to Blair J. Merriam to acquire 200,000 shares of Common Stock

10(6)* 3/10/98 Option to James A. Merriam to acquire 200,000 shares of Common Stock

10(7)* 3/10/98 Option to Latin Foods, Inc. to acquire 100,000 shares of Common Stock

10(8)*     4/2/99 Option to Dennis Schlagel to acquire 500,000 shares of
           Common Stock

10(9)*     4/1/99 Stock Redemption and Employment Termination Agreement

10(10)* Consulting Agreement Between Web4Boats.com and Internet Advisors Group, Inc.

10(12)*    Web4Boats.com/Luvia.com Proposal

10(13) 3/7/2000 Cooperative Marketing and Commerce Agreement with Acacia Marine, L.L.C.

10(14)     4/10/2000 Services Agreement with 540 Degrees, Inc. d/b/a/ Gateway
           Arts

10(15)     4/12/2000 Website Hosting Agreement with HostproNETlimited

10(16)     4/19/2000 Consulting Agreement with Everything Communicates, LLC

*  Incorporated by reference to Form 10SB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  WEB4BOATS.COM, INC.

By:  /s/ Dennis Schlagel
     -------------------
     Dennis Schlagel, President, Chief Executive Officer Chairman of the
Board
of Directors, Treasurer, Secretary

Date:  ***

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Daniel Thornton
     --------------------
     Daniel Thornton, Director

Date:  ***