Form 10QSB
period 2000-06-30
WEB4BOATS COM INC
filed 2000-08-14
CIK 1098278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended June 30, 2000
                                                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                            For the transition period from          to
                                                           ---------   ------

                            Commission file number   000-28335
                                                   ----------------

                           Web4Boats.com, Inc.
-----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Delaware                                       84-1080043
----------------------------------                   ------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


                                P.O. BOX 1028
                          LA JOLLA, CALIFORNIA 92038
-----------------------------------------------------------------------------
                  (Address of principal executive office)

                               (858) 459-2628
-----------------------------------------------------------------------------
                        (Issuer's telephone number)


-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Transitional Small Business Format (Check one):  Yes [ ] No [x]










                              WEB4BOATS.COM, INC.

                                  FORM 10-QSB

                              TABLE OF CONTENTS
                                                                Page

PART I--FINANCIAL INFORMATION---------------------------------------1

Item 1.  Financial Statements---------------------------------------1

     Independent Accountant's Review Report-------------------------1

     Balance Sheets-------------------------------------------------2

     Statements of Operations---------------------------------------4

     Statements of Cash Flows---------------------------------------5

     Notes to Financial Statements----------------------------------6

Item 2.  Management's Discussion and Analysis or Plan of Operation-10

PART II--OTHER INFORMATION-----------------------------------------15

Item 1.  Legal Proceedings-----------------------------------------15

Item 2.  Changes in Securities-------------------------------------15

Item 3.  Defaults Upon Senior Securities---------------------------16

Item 4.  Submission of Matters to a Vote of Security Holders-------16

Item 5.  Other Information-----------------------------------------16

Item 6.  Exhibits and Reports on Form 8-K--------------------------16

     10(1) Consulting Agreement between Hector Beltran----------17 and Web4Boats.com, Inc.

     27       Financial Data Schedule--------------------------------

Signatures---------------------------------------------------------18














                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

	Independent Accountant's Review Report PRIVATE


August 4, 2000

To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of June 30, 2000 and 1999, and the related statements of operations and cash flows for each of the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Web4Boats.com,
Inc.


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



Carl S. Sanko
Chatsworth, California











      Web4Boats.com, Inc.
      Balance Sheets
      June 30, 2000 and 1999







                                                      June 30,         June 30,
                                                          2000             1999


Assets

Current assets
  Cash                                              $  50,627         $  4,046
      Total current assets                             50,627            4,046


Property and equipment
  Equipment                                             2,444                0
                                                        2,444                0
  Accumulated depreciation                           (    366)        (      0)
      Property and equipment, net                       2,078                0


Other assets
  Trademarks, net                                       9,110           10,000
      Total other assets                                9,110           10,000

Total assets                                       $   61,815       $   14,046

















        See accompanying notes to financial statements

           - Unaudited -




         Web4Boats.com, Inc.
         Balance Sheets
         June 30, 2000 and 1999







                                                     June 30,         June 30,
                                                          2000            1999



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                                 $  150,980       $   37,050
  Accrued expenses                                      4,171            1,669
  Accrued litigation settlement                        42,500           42,500
    Short-term borrowings                             139,000            5,000
	Total current liabilities                       336,651           86,219



Shareholders' equity (deficit)
  Preferred stock, par value $.001,
      20,000,000 shares authorized,
      10,000 and 0 shares issued and
      outstanding at June 30, 2000
      and 1999, respectively                               10                0
  Common stock, par value $.001,
      100,000,000 shares authorized,
      6,253,460 and 4,683,460 issued
      and outstanding at June 30, 2000
      and 1999, respectively                            6,253            4,683
  Paid in capital                                   2,302,284        1,804,536
  Accumulated deficit                              (2,583,383)      (1,881,392)
      Total shareholders' equity                   (  274,836)      (   72,173)


Total liabilities and shareholders' equity          $   61,815       $   14,046










       See accompanying notes to financial statements

         - Unaudited -
      Web4Boats.com, Inc.
      Statements of Operations
      For the Three Months Ended June 30, 2000 and 1999




                                                3 Months Ended   3 Months Ended
                                                      June 30,         June 30,
                                                          2000             1999



Revenues                                          $      189        $        0



Cost of sales                                               0                 0



Gross profit                                              189                 0



Operating expenses:

  Salaries                                             15,625            15,625
    General and administrative                        222,394            39,630
Total operating expenses                              238,019            55,255

Loss from operations                                (237,830)         ( 55,255)

Other income:
  Gain on disposed operations                               0            72,551


Net income (loss)                                  $ (237,830)       $   17,296

Basic and dilutive income (loss) per share            $  (.04)          $   .00






       See accompanying notes to financial statements

        - Unaudited -








      Web4Boats.com, Inc.
      Statements of Cash Flows
      For the Three Months Ended June 30, 2000 and 1999




                                                 3 Months Ended  3 Months Ended
                                                       June 30,        June 30,
                                                           2000            1999

Cash flows from operating activities
  Net income (loss)                               $ (237,830)      $   17,296
  Adjustments to reconcile net loss to
      net cash used in operating activities
        Depreciation and amortization                     667                0
        Common stock issued for services              152,453           15,625
        Gain on disposal of segment                         0          (72,552)
        Changes in operating assets and
          liabilities
              Accounts receivable                           0            3,028
              Inventory                                     0            5,340
              Accounts payable                        (5,675)         (28,020)
              Accrued expenses                          1,765           10,869
              Short-term borrowings                   92,000          (45,000)
Net cash provided by (used in) operating
        Activities                                     3,380          (93,414)


Cash flows from investing activities
  Sale of business operations                               0          100,282
  Sale of fixed assets                                 26,187                0
  Purchases of trademarks                                  0          (10,000)
  Deposits refunded                                         0            6,316
 Net cash provided by (used in) investing
      Activities                                       26,187           96,598


Cash flows from financing activities
   Payment for redemption of common stock                   0             (121)
 Net cash provided by (used in) financing
      Activities                                            0             (121)


Net increase (decrease) in cash                        29,567            3,063

Cash, beginning of period                              21,060              983

Cash, end of period                                 $  50,627        $   4,046



      See accompanying notes to financial statements

       - Unaudited -


       NOTES TO FINANCIAL STATEMENTS


NOTE 1  Summary of significant accounting policies

             Organization and business
     Web4boats.com, Inc. ("the Company"), a Delaware Corporation, was incorporated on February 4, 1994 as New York Bagel Exchange, Inc. Commencing September 26, 1995, the Company has operated in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffees and related items. On August 22, 1997, the Company acquired the assets and liabilities of Windom, Inc., a non-operating public shell, resulting in the retirement of all the common and preferred shares of both companies, and the reissuance, by the Company, of 2,594,560 shares of common stock. The merger was accounted for,in substance, as an issuance of stock for the net monetary asets of Windom,Inc. on August 22, 1997, and the financial statements presented are those of New York Bagel Exchange, Inc. since the date of its formation. Subsequent to the merger, the Company continued its wholesale and retail operations. On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Webboat.com, Inc., on April 2, 1999, Webboat.com, Inc. changed its name to Windom.com, Inc., and on April 20, 1999, Windom.com, Inc. changed its name to Web4boats.com, Inc.

     On March 22, 1999, the Board of Directors approved sale of the Company's inventory and fixed assets for $120,000. The Company ceased its business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition. Per Accounting Principles Board opinion
No. 30,since the disposal date occurred subsequent to fiscal year 1999, the gain is to be recognized when realized, which was in the quarter ended June 30, 1999

     During fiscal year 1998, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. In fiscal 1998, the Company incurred $259,375 of expense for marketing, consulting and other services related to development of the Company's new business operations. In April, 1999, the Company issued 1,010,000 shares of its common stock as full payment for these services. Subsequently, for the year ended March 31, 2000 and through the three months ended June 30, 2000, the Company has continued to invest substantially in website development and related costs. The Company expects, as a going concern, to realize future benefits from these costs. However, all such development costs are expensed as incurred.

     The Company had no revenues from its internet site for the three months ended June 30, 1999 and only minimal revenues for the three months ended June 30, 2000. The Company expects, as a going concern, to derive substantial revenues from the sale of advertisements in the remaining quarters of fiscal year 2000.


           Property and equipment
     Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight line method.

           Sale of operating assets
     In April, 2000, the Company paid $5,000 and returned $31,160 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000. The sale resulted in a loss of $15,687 for the quarter ended June 30, 2000.

           Income taxes
     The Company has net operating loss carryforwards from fiscal years 2000 and earlier of approximately $2,237,000 and $2,002,000 for federal and California state tax purposes, respectively. With additional loss for the three months ended June 30, 2000, the Company has total net operating loss carryforwards at June 30, 2000 of approximately $2,476,000 and $2,240,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

             Earnings per share
      The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period


NOTE 2  Shareholders' equity

             Compensatory stock issuance
      During the three months ended June 30, 1999, the Company received salary compensation and professional services valued at $16,625 in exchange for common stock. During the three months ended June 30, 2000, the Company received salary compensation of $27,625 in exchange for common stock.


              Stock options
      During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of June 30, 2000. The number of shares represented by stock options outstanding at June 30, 2000 are 2,071,667 shares with an option price of $.20 to $1.00 per share, and $1,267,083 in total, and with a market price at date of grant of $.19 to $2.00 per share, and $1,798,450 in total.
 Outstanding options expire on various dates from June 15, 2001 to March 10, 2003.



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

\              Issuance of preferred stock
      In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at June 30, 2000.


NOTE 3  Related parties

             Short term borrowings
      At March 31, 1999, the Company had unsecured promissory notes, inclusive of accrued interest, of $57,713, payable to two shareholders. The notes bear annual interest at rates of 10% to prime plus two percent. The notes were exchanged for 150,000 shares of stock in April, 1999. At June 30, 2000, the Company had unsecured promissory notes, inclusive of accrued interest, of $141,571, payable to six shareholders, and that bear annual interest at rates of 10% to 12%.

             Stock options
       Represented in outstanding stock options are 1,820,000 shares at June 30, 2000, to related parties.


NOTE	4  Statements of Cash Flows

             Financial instruments
      The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

             Noncash transactions
      During the three months ended June 30, 1999, the Company issued
1,010,000 shares of its common stock to third parties as compensation for $259,375 in services accrued as of March 31, 1999, and 150,000 shares to related parties in cancellation of $57,713 in short term borrowings and accrued interest.

      During the three months ended June 30, 2000, the Company issued 1,220,000 shares of its common stock, of which 1,115,000 shares was to a related party. The shares were compensation in exchange for $136,828 in services, of which $124,828 had been accrued at March 31, 2000.

             Interest paid
      During the three months ended June 30, 1999 and 2000, the Company charged to operations interest expense of $69 and $709, respectively. No interest was paid for either period.


NOTE 5  Commitments and Contingencies

            Contract commitments
      On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services.
The contract was renewed through March 31, 2001 and $30,000 has been accrued as current liabilities at June 30, 2000. In July, 2000, 333,333 shares of common stock, valued at $50,000 was issued as payment of both the $30,000 liability and the value of services to be received per the contract for July and August, 2000.

      On April 10, 2000, the Company entered into a three month service agreement, with a third party, under which the Company agreed to pay $6,000 per month for website hosting services. The contract has automatic six month renewal terms that can extend the contract through March, 2005. The Company's contractual commitment at June 30, 2000 is $36,000.

             Litigation
      During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500.
The unpaid settlement amount is accrued as of June 30, 2000 and 1999.


NOTE 6  Subsequent events

              Contract commitments
       On July 10, 2000, the Company entered into contract with a third party ad agency, under which terms the Company will receive $3,000,000 in advertising placed in various media in exchange for $150,000 in cash and $2,850,000 in Company stock. The Company estimates that costs under the contract will be incurred in increments of $250,000 every six months with a contract completion date of June, 2006.

             Short term borrowings
      On June 30, 2000, the Company received $25,000 each from two related parties. On July 1, 2000, a 60-day promissory note was issued to each of these lenders promising interest at 12% per year. During July, 2000, the Company received an additional $25,000 each from two other related parties and issued similar 60-day promissory notes at 12% annual interest. As inducement to obtain the unsecured loans, the Company issued a total of 400,000 shares of common stock, valued at $71,000, to these lenders in July, 2000.



             Stock issued
      In July, 2000, the Company issued 525,000 shares of common stock to two related parties in payment of $78,750 in management services accrued at June 30,2000.


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


Item 2.  Management's Discussion and Analysis or Plan of Operation.

     You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to Web4Boats.com, Inc.

     The following Management's Discussion and Analysis or Plan of Operation contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations.
We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation: (1) general economic and business conditions, (2) effect of future competition, and (3) failure to raise needed capital.

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

     To date, the Company has had almost no revenue from any of its website or related operations. The Company's two revenue streams are: (1) affiliate programs and (2) advertising, particularly classified advertising of boats for sale.

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

     We anticipate that we will derive direct revenue from the volume of purchases made as a result of visiting our website. We also believe our ability to attract subscribing dealers/brokers and other affiliates for our website, is directly related to the volume of visits and subsequent purchases we expect to occur as a result of a visit to our website. For the seven days ended August 5, 2000, we have had an average of 7,500 impressions per day with an average of 416 user sessions per day.

     It is anticipated that sales and marketing costs will consist primarily of promotion and advertising to build brand awareness and encourage potential customers to visit our website. We will use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising expense is expected to be comprised of sponsorship and banner advertising agreements with Internet portals such as Alta Vista, Excite, and Lycos as well as advertising and marketing affiliations with online boating and recreational information providers. The Internet portals and online boating and recreational information providers charge a combination of set-up, initial, annual, monthly and variable fees. Set-up fees are incurred for the development of the link between our website and their website. No such banner advertising is currently in place.

     The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999. Revenues from that buying through June 30, 2000, however, are less than $100.

     The Company expects to derive substantially all of its revenues from the sale of advertisements, particularly classified advertisements of boats for sale. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $25-100 per 1,000 impressions. The Company currently has no banner advertisers and its impressions are currently running about 7,500 per day.

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

RESULTS OF OPERATIONS

     Revenues for the three months ended June 30, 1999 were $189. The $50,627 of cash at the period end is loan proceeds and is the balance remaining from the $139,000 of short term borrowings outstanding at the end of the three month period from six shareholders.

     Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $222,394 and $39,630 for the three months ended June 30, 2000, and 1999 respectively. Virtually all of these amounts are related to development of the website business and includes amounts owed to Internet Advisors Group, Inc. for day-to-day management services which has generally been met with the issuance of shares of Common Stock. The resulting net loss for the three months ended June 30, 200, was $237,830 or $(0.04) per share. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001.

     The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. Depending on the success of the operation and the availability of funds the Company hopes to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars ($10,000) per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. In April, 2000, the Company satisfied its March 31, 2000, $115,000 obligation to Internet Advisors Group, Inc. through the issuance of 1,150,000 shares of Common Stock. In July, 2000, the Company issued 333,333 shares of Common Stock to satisfy $50,000 of its obligation to Mr. Merriam.

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, we believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     The Company anticipates that capital expenditures in the fiscal year ending March 31, 2001 will be approximately $250,000, primarily for additions to the Company's website design and service. The Company has no current plans on how to obtain funding for the expected expenditures and is evaluating various alternatives. Inability to obtain funding will substantially slow development of the Company's operations.

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

PLAN OF OPERATION

     Over the next twelve months the Company plans to devote most of its efforts and financial resources toward increasing awareness of its website among the boating public and professionals. In July, 2000, the Company engaged the services of Mr. Hector Beltran to develop awareness of the Company's business in the coastal resort areas of Mexico. Mr. Beltran is to be paid 1,000,000 shares of the Company's Common Stock. Initial focus, however, must be on installation of the core features of the website.

     The volume of classified advertisements has reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website. Finally, with respect to the classified ads, in July the Company commenced a telemarketing campaign with an independent telemarketing firm (the firm has not yet been selected) to contact all current classified advertisers collected by the Company and displayed on the website with the proposal of a fee for continued display of the ad. In this way all non-paying advertisers are expected to be dropped from the displayed data base over the next 60 days.

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

     Assuming that the Company acquires the $50,000 to $100,000 it is seeking and completes development of the core elements of its website over the next 60 days, management believes that the Company should have begun to bring in significant revenue from its monthly fees in its classified advertisement sector. At this point the Company will begin to seek a significant infusion of capital, $1 - 5 million, to increase awareness of the website among the boating public and professionals and to continue development of the website. There can be no assurance that such funding will be available to the Company. In the event that such funding is not available to the Company, then Web4Boats.com would be forced to use whatever cash is generated, mostly by its classified advertisement sector, for enhancement of the website and its promotion. Such a process of development would likely be much slower than what could be achieved with the infusion of substantial new investments. Management believes, however, that the Company's business is relatively easily scalable. In other words, once the core elements of the website are in place in the next 60 days, the website will be able to achieve its purpose. Thereafter, additional funds are devoted mostly to promotion of the website and enhancement of the core elements. The availability of funds determines the speed with which promotion and enhancements are pursued.

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

     RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM

     Web4Boats.com expects to derive a majority of its revenues from the sale of advertisements on its website pages under short-term contracts. Most of its advertising customers have limited experience with the Internet as an advertising medium. Web4Boats.com's continuing ability to generate significant advertising revenues will depend upon, among other things: advertisers' acceptance of the Internet as an effective and sustainable advertising medium; the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and its ability to continue to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Internet-based advertising. Web4Boats.com cannot be certain that such standards will develop sufficiently to support Internet-based advertising as a significant advertising medium. In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on Internet-based advertising specifically.

                        PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities

(1) On April 1, 2000, the company issued 10,000 shares of Common Stock to Mr. Delgado under the terms of the agreement with Web-Light Design, the Company's former website service company. These shares were valued at $4,914.

(2) On April 1, 2000, the company issued 10,000 shares of Common Stock to Mr. Sommer under the terms of the agreement with Web-Light Design, the Company's former website service company. These shares were valued at $4,914.

(3) On June 15, 2000, the Company issued options for 16,667 shares of Common Stock to Everything Communicates as a pro rata share of the options to be granted under the agreement with them at the time of cancellation of that agreement. The options have an exercise price of $0.625 per share and expire June 14, 2001. These options were valued at $0.00 because they were based on the market price of the Company's Common Stock at the date of the agreement to grant the options (April, 2000) which was substantially above the market price on the date of grant.

(4) On June 15, 2000, the Company issued options for 10,000 shares of Common Stock to Everything Communicates in consideration for cancellation of the agreement with them. The options have an exercise price of $0.20 per share and expire June 14, 2001. These options were valued at $0.00 because they were based on the market price of the Company's Common Stock at the date of grant.

(5) On June 15, 2000, the Company issued options for 45,000 shares of Common Stock to 540 Degrees, Inc., d/b/a Gateway Art, for marketing, advertising and communications services. The options have an exercise price of $0.25 per share and expire June 14, 2001. These options were valued at $0.00 because they were based on the market price of the Company's Common Stock at the date of grant.

          The Company believes transactions (1) through (3) were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intentions to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits

     10(1) Consulting Agreement between Hector Beltran and Web4Boats.com, Inc.

     27       Financial Data Schedule

     Reports on Form 8-K

     None

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                               Web4Boats.com, Inc.

Date:  August 11, 2000                         /s/ Dennis Schlagel
     --------------------                      -----------------------
                                               Dennis Schlagel, President

                                   EXHIBITS

Exhibit 10(1)


                             CONSULTING AGREEMENT

     This Agreement (the "Agreement") is made and entered into on July 17, 2000, by and between Web4Boats.com, Inc. ("the Corporation"), a Delaware corporation, and Hector Beltran ("the Consultant")(herein collectively referred to as "the Parties").

     The Parties hereto agree to enter into this Agreement under the following terms and conditions.

     1)  The Consultant shall render the following services to the
Corporation:

          a) Sales and promotion of the Corporation and its services throughout Mexico with special attention to Mexico's coastal resort areas;

          b) Act as an advisor to the Corporation with respect to the communications and information disseminated to the Mexican public;

          c) Act as an advisor to the Corporation with respect to the planning, designing, developing, organizing, and writing and distributing of the materials and content required to develop and maintain the Corporation's business in Mexico; and

          d) Act as advisor to the Corporation with respect to hiring and retaining outside consultants, outsource services, and any and all providers necessary for the development and growth of the Corporation's business in Mexico.

     2) The Consultant shall not disclose to any third Party any confidential non-public information furnished by the Corporation or otherwise obtained by it with respect to the Corporation.

     3) The Corporation shall use it's best efforts to promptly supply to the Consultant full and complete copies of any and all documents and information necessary for the Consultant to fulfill it's part of this Agreement.

     4) The Consultant shall be entitled to the following compensation for services to be rendered:

          a) 1,000,000 shares of the Corporation's Common Stock valued at $0.15 per share (the closing bid price for the Corporation's Common Stock on the effective date of this Agreement).

     5) The term of this Agreement shall be one (1) year from the date set forth above. The Parties shall have the option of renewing this Agreement prior to the termination date set forth herein.

     6) The Parties may not amend or modify this Agreement unless such amendment or modification is in writing and signed by both Parties hereto.

     7) This Agreement may be executed in any number of counterparts delivered through facsimile transmission. All executed counterparts shall constitute one Agreement notwithstanding that all signatories are not signatories to the original or the same counterpart.

     IN WITNESS WHEREOF, the Parties have executed this Agreement effect on the date set forth above.

WEB4BOATS.COM                       HECTOR BELTRAN
P.O. Box 1028                       Bahia Kino A.C.
La Jolla,  CA  92038                Bahia Kino, Sonora
                                    Mexico 83340

BY: /s/ Dennis Schlagel             BY:/s/ Hector Beltran
     Dennis Schlagel                    Hector Beltran
     President