Form 10QSB
period 2000-11-13
WEB4BOATS COM INC
filed 2000-11-13
CIK 1098278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT
OF
1934
                            For the quarterly period ended September 30, 2000
                                                           ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 10,341,793

Transitional Small Business Format (Check one):  Yes [ ] No [x]









                              WEB4BOATS.COM, INC.

                                  FORM 10-QSB

                              TABLE OF CONTENTS


												Page

PART I--FINANCIAL INFORMATION----------------------------------------	3

Item 1.  Financial Statements----------------------------------------	3

     Independent Accountant's Review Report--------------------------	3

     Balance Sheets--------------------------------------------------	4

     Statements of Operations----------------------------------------	6

     Statements of Cash Flows----------------------------------------	8

     Notes to Financial Statements-----------------------------------	9

Item 2.  Management's Discussion and Analysis or Plan of Operation---	13

PART II--OTHER INFORMATION-------------------------------------------	19

Item 1.  Legal Proceedings-------------------------------------------	19

Item 2.  Changes in Securities---------------------------------------	19

Item 3.  Defaults Upon Senior Securities-----------------------------	21

Item 4.  Submission of Matters to a Vote of Security Holders---------	21

Item 5.  Other Information-------------------------------------------	21

Item 6.  Exhibits and Reports on Form 8-K----------------------------	21

     10(1)    Consulting Agreement Stock Exposure, Inc. 7/31/2000----	21

     10(2)    Agreement for Landers' Services 9/1/00-----------------	21

     27       Financial Data Schedule--------------------------------	21

Signatures-----------------------------------------------------------	22












                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.


	Independent Accountant's Review Report


October 26, 2000


To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of September 30, 2000 and 1999, and the related statements of operations for each of the three months and six months then ended, and the related statements of cash flows for each of the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Web4Boats.com, Inc.


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






Carl S. Sanko
Topanga, California







	Web4Boats.com, Inc.
	Balance Sheets
	September 30, 2000 and 1999




							September 30, 	September 30,
           	                                      2000              1999
Assets

Current assets
  Cash						    $     247         $ 41,349
  Prepaid consulting fees				 52,000                0
  Prepaid advertising	 			     	140,083                0
	Total current assets			      192,330           41,349


Property and equipment
  Equipment	  						  2,444           31,160
  Accumulated depreciation			     (    488)        (  1,243)
	Property and equipment, net			  1,956           29,917


Other assets
  Trademarks, net 	  				  8,565           12,144
	Total other assets				  8,565           12,144


Total assets					   $  202,851       $   83,410
















	See accompanying notes to financial statements

	- Unaudited -








	Web4Boats.com, Inc.
	Balance Sheets
	September 30, 2000 and 1999


							    September 30,     September 30,
           	                                           2000              1999



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   		  $  338,991       $   56,088
  Accrued expenses	 				       6,643            2,378
  Accrued litigation settlement			      42,500           42,500
    Short-term borrowings	  			     167,100           36,000
	Total current liabilities			     555,234          136,966



Shareholders' equity (deficit)
  Preferred stock, par value $.001,
	20,000,000 shares authorized,
	0 and 10,000 issued and
	outstanding at September 30, 2000
	and 1999, respectively				     	0               10
  Common stock, par value $.001,
	100,000,000 shares authorized,
	10,341,793 and 4,683,460 issued
	and outstanding at September 30, 2000
	and 1999, respectively				      10,342            4,683
  Paid in capital					     	   2,916,072        2,020,151
  Accumulated deficit					 (3,278,797)      (2,078,400)
	Total shareholders' equity			 (  352,383)      (   53,556)


Total liabilities and shareholders' equity	  $  202,851       $   83,410










	See accompanying notes to financial statements

	- Unaudited -





	Web4Boats.com, Inc.
	Statements of Operations
	For the Six Months Ended September 30, 2000 and 1999






							    6 Months Ended   6 Months Ended
							     September 30,    September 30,
           	                                           2000              1999



Revenues 			                         $    1,848        $       72




Operating expenses:
  Salaries	 						     31,250            31,250
    General and administrative	   		    903,841           121,084
Total operating expenses	  			    935,091           152,334

Loss from operations					  (933,243)         (152,262)


Other income:
  Gain on disposed operations	         		          0            72,551


Net loss							 $ (933,243)       $ (79,711)


Basic and dilutive loss per share			   $  (.13)          $  (.02)














	See accompanying notes to financial statements

	- Unaudited -




	Web4Boats.com, Inc.
	Statements of Operations
	For the Three Months Ended September 30, 2000 and 1999




	     						    3 Months Ended   3 Months Ended
							     September 30,    September 30,
           	                                            2000             1999




Revenues                       			 $    1,658        $       72




Operating expenses:
  Salaries	 						     15,625            15,625
    General and administrative	   		    681,447            81,454
Total operating expenses	  			    697,072            97,079



Net loss							$ (695,414)       $ ( 97,007)


Basic and dilutive loss per share			   $  (.08)          $  (.02)




















	See accompanying notes to financial statements

	- Unaudited -




	Web4Boats.com, Inc.
	Statements of Cash Flows
	For the Six Months Ended September 30, 2000 and 1999



	       					     6 Months Ended  6 Months Ended
								September 30,   September 30,
           	                                             2000            1999

Cash flows from operating activities
  Net loss                       			 $ (933,243)       $ (79,711)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	 	       1,334            1,449
	  Common stock issued for services		     482,245           31,250
	  Gain on disposal of segment	  			    0          (72,551)
	  Changes in operating assets and
		liabilities
		  Inventory	     					     0            5,340
		  Accounts payable			    182,335           (8,982)
		  Accrued expenses	 		      4,237          (11,457)
       	  Short-term borrowings        	    120,100          (14,000)
Net cash provided by (used in) operating
	activities						   (142,992)        (125,748)


Cash flows from investing activities
  Sale of business operations	   			     	    0          103,308
  Purchases of fixed assets	   				    0          (31,160)
  Sale of fixed assets					     26,187          (31,160)
   Purchases of trademarks	   				    0          (12,350)
  Deposits refunded	        				    0            6,316
 Net cash provided by (used in) investing
	activities	 					     26,187           66,114


Cash flows from financing activities
  Proceeds from issuance of preferred stock	           0          100,000
Issuance of common stock in payment of
	interest payable	   					95,992                0
 Net cash provided by (used in) financing
	activities	 						95,992          100,000


Net increase (decrease) in cash			     (20,813)          40,366

Cash, beginning of period	   				21,060              983

Cash, end of period					   $     247        $  41,349



	See accompanying notes to financial statements

	- Unaudited -


	NOTES TO FINANCIAL STATEMENTS


NOTE	1  Summary of significant accounting policies

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

	On March 22, 1999, the Board of Directors approved sale of the Company's inventory and fixed assets for $120,000. The Company ceased its business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition. Per Accounting Principles Board opinion No. 30, since the disposal date occurred subsequent to fiscal year 1999, the gain is to be recognized when realized, which was in the quarter ended June 30, 1999.

	During fiscal year 1998, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. In fiscal 1998, the Company incurred $259,375 of expense for marketing, consulting and other services related to development of the Company's new business operations. In April, 1999, the Company issued 1,010,000 shares of its common stock as full payment for these services. Subsequently, for the year ended March 31, 2000 and through the six months ended September 30, 2000, the Company has continued to invest substantially in website development and related costs. The Company expects, as a going concern, to realize future benefits from these costs. However, all such development costs are expensed as incurred.

	The Company had no revenues from its internet site for the six months ended September 30, 1999 and only minimal revenues for the six months ended September 30, 2000. The Company expects, as a going concern, to derive substantial revenues from the sale of advertisements in the remaining quarters of fiscal year 2000.

		Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.

		Sale of operating assets
	In April, 2000, the Company paid $5,000 and returned $31,160 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000.
The sale resulted in a loss of $15,687 for the quarter ended September 30, 2000.

		Income taxes
	The Company has net operating loss carryforwards from fiscal years 2000 and earlier of approximately $2,198,000 and $2,195,000 for federal and California state tax purposes, respectively. With additional loss for the six months ended September 30, 2000, the Company has total net operating loss carryforwards at September 30, 2000 of approximately $3,133,000 and $3,129,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

		Earnings per share
	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period.

NOTE	2  Shareholders' equity

		Compensatory stock issuance
	During the six months ended September 30, 1999 and 2000, the Company received salary compensation valued at $31,250 in exchange for common stock.

		Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of September 30, 2000. The number of shares represented by stock options outstanding at September 30, 2000 are 3,607,667 shares with an option price of $.15 to $1.00 per share, and $1,507,698 in total, and with a market price at date of grant of $.16 to $2.00 per share, and $2,046,370 in total. Outstanding options expire on various dates from June, 2001 to March, 2003. Included in stock options outstanding at September 30, 2000, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.

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


		Preferred stock
	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party.
A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at September 30, 2000.

	In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued.


NOTE	3  Related parties

		Short term borrowings
	At March 31, 1999, the Company had unsecured promissory notes, inclusive of accrued interest, of $57,713, payable to two shareholders. The notes bear annual interest at rates of 10% to prime plus two percent. The notes were exchanged for 150,000 shares of stock in April, 1999.

	During the six months ended September 30, 2000, the Company received $140,000 from eight lenders, two of which were related parties, in exchange for promissory notes with interest at 12% per year and terms ranging from seven days to six months. As inducement to obtain the unsecured loans, the Company issued a total of 560,000 shares of common stock, valued at $123,800, of which $95,992 was recorded as interest expense during September 30, 2000. At September 30, 2000, the Company had unsecured promissory notes, inclusive of accrued interest, of $173,743, payable to eight shareholders, and that bear annual interest at rates of 10% to 12%.

		Stock options
	Represented in outstanding stock options are 3,320,000 shares at September 30, 2000, to related parties.


NOTE	4  Statements of Cash Flows

		Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

		Noncash transactions
	During the six months ended September 30, 1999, the Company issued 1,010,000 shares of its common stock to third parties as compensation for $259,375 in services accrued as of March 31, 1999, and 150,000 shares to related parties in cancellation of $57,713 in short term borrowings and accrued interest.

	During the six months ended September 30, 2000, the Company issued 3,748,333 shares of its common stock, of which 1,983,333 shares were to related parties. The shares were compensation in exchange for $406,806 in services, of which $124,828 had been accrued at March 31, 2000 and $192,083 is a prepaid expense at September 30, 2000.

		Interest paid
	During the six months ended September 30, 1999, the Company charged to operations interest expense of $778 and paid no interest.

	During the six months ended September 30, 2000, the Company charged to operations interest expense of $102,157 and paid $250 of interest in cash.


NOTE	5  Commitments and Contingencies

		Contract commitments
	On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services.
The contract was renewed through March 31, 2001. In July, 2000, 333,333 shares of common stock, valued at $50,000 was issued as payment of services received from April through August, 2000.

	On April 10, 2000, the Company entered into a three month service agreement, with a third party, under which the Company agreed to pay $6,000 per month for website hosting services. The contract has automatic six month renewal terms that can extend the contract through March, 2005. The Company's contractual commitment at September 30, 2000 is $18,000.

	During the six months ended September 30, 2000, the Company entered into contracts with eight vendors of marketing, consulting, and public relations services, in which the Company will issue 2,060,000 shares of its common stock in exchange for full payment of services to be received over periods ranging from three months to one year. As of September 30, 2000, 1,620,000 of the shares had been issued, having a market value of $261,000.

	In July, 2000, the Company entered into contract with a third party ad agency, under which terms the Company will receive $3,000,000 in advertising placed in various media in exchange for $150,000 in cash and $2,850,000 in Company stock. The Company estimates that costs under the contract will be incurred in increments of $250,000 every six months with a contract completion date of June, 2006. At September 30, 2000, $203,500 had been billed and accrued as a current liability under the contract.

		Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of September 30, 2000 and 1999.


NOTE	6  Subsequent events

		Stock issued
	In October, 2000, the Company issued 500,000 shares of common stock to a related party in payment of $80,000 in management services accrued at September 30, 2000.

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

     We are currently set up to derive revenue from fees and commissions from affiliate programs, such as Amazon.com, Hoosie Boat Transport, Voyager
Insurance Services, Inc., West Marine, and Marine Express.   We expect to add
to these revenue generating opportunities with future revenues from fees paid by banner advertisement placements and links to other websites. It is anticipated that the enhancement of the website would include Boat Dealers/Brokers, Boat Builders/Manufacturers, Marinas, and other recreational suppliers having access to our program and services by paying initial placement fees, as well as ongoing monthly fees based upon, among other things, the size of territory, demographics and the transmittal of purchase requests to them.

     We anticipate that we will derive direct revenue from the volume of purchases made as a result of visiting our website. We also believe our ability to attract subscribing dealers/brokers and other affiliates for our website, is directly related to the volume of visits and subsequent purchases we expect to occur as a result of a visit to our website. As of November 4, 2000, we have had an historic average of approximately 5,715 impressions per day with an historic average of approximately 142 user sessions per day. The Company believes this is a fair approximation of the use of the site by the boating public at this time because most of the development work by website designers visiting the site has been completed.

     It is anticipated that sales and marketing costs will consist primarily of promotion and advertising to build brand awareness and encourage potential customers to visit our website. We will use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising expense is expected to be comprised of sponsorship and banner advertising agreements with Internet portals such as Alta Vista, Excite, and Lycos as well as advertising and marketing affiliations with online boating and recreational information providers. The Internet portals and online boating and recreational information providers charge a combination of set-up, initial, annual, monthly and variable fees. Set-up fees are incurred for the development of the link between our website and their website. No such banner advertising is currently in place due to the company's lack of capital.

     The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999. Revenues from that buying through September 30, 2000, however, continues to be minimal.

     The Company expects to derive substantially all of its revenues from the sale of advertisements, particularly classified advertisements of boats for sale. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $25-100 per 1,000 impressions. The Company currently has no banner advertisers and its impressions are currently running approximately 5,715 per day.

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

RESULTS OF OPERATIONS

     Revenues for the six months ended September 30, 2000 were $1,848.

     Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $$681,447 and $$81, 454 for the three months ended September 30, 2000, and 1999 respectively. Virtually all of these amounts are related to development of the website business and include amounts owed to Internet Advisors Group, Inc. or Blair Merriam, its sole shareholder and employee, for day-to-day management services which has generally been met with the issuance of shares of Common Stock. The resulting net loss for the three months ended September 30, 2000, was $(695,414) or $(.08) per share. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. The parties plan to reverse this assignment in the near future to accommodate Mr. Merriam's personal financial interests which should have no effect on the Company. In addition, the agreement was renewed for a period to expire March 31, 2001.

     The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. Depending on the success of the operation and the availability of funds the Company hopes to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars ($10,000) per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. In April, 2000, the Company satisfied its March 31, 2000, $115,000 obligation to Internet Advisors Group, Inc. through the issuance of 1,150,000 shares of Common Stock. In July, 2000, the Company issued 333,333 shares of Common Stock to satisfy $50,000 of its obligation to Mr. Merriam. The Company currently owes Mr. Merriam $6,000.

     The prepaid consulting fees and advertising set forth in current assets on the balance sheet are for agreements with Stock Exposure (consulting) Securities Compliance Control (consulting), Michael Landers (advertising-south coastal U.S.) and Hector Beltran (advertising resorts in Mexico).

     The accounts payable consist mainly of accounting, legal and website design and development and advertising ($203,500; See paragraph 4 of Note 5 to the Financial Statements).

     The short-term borrowings for the six month period ended September 30, 2000, of $140,000 are for terms that expire over the next few months. $10,000 of these amounts had been repaid as of the date hereof. These borrowings were coupled with an issuance of Common Stock ($123,800--560,000 shares) as additional inducement to make the loans. $95,992 of the value of these shares has been accounted for as additional interest expense.

     Overall, the Company's general and administrative expense has increased substantially. These expenses consisted mostly of payments to consultants to develop the Company's brand name and promote its features, including promotion in resort areas of Mexico and Argentina. (The choice of these two countries for promotional efforts was based mostly on the availability in those countries of persons with pre-existing business relationships to Mr. Blair Merriam, the Company's General Manager.) Most of this expense, however, has been paid with the issuance of the Company's Common Stock, the value of which is determined at the market bid price on the date of the contract for the services, or the date of the agreement by the Company and the service provider to pay the accrued expense with the issuance of Common Stock. A substantial portion of these shares have been registered under the Securities Act of 1933, as amended, on Form S-8 which allows for the registration of securities issued to employees and consultants in non-capital raising transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, we believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
The Company has been meeting a significant portion of its expenses through the issuance of Company Common Stock--$482,245 for the six months ended September 30, 2000--and short-term borrowings--$140,000 also for the six months ended September 30, 2000. The Company expects to continue issuing Common Stock and Common Stock options in exchange for services until it has cash to meet these obligations. These transactions are described in more detail in the notes to the Financial Statements. Over the past twelve months the Company has issued 5,658,333 shares of Common Stock, mostly as compensation ($901,580) to various consultants, lenders, employees and directors of the Company.

     At September 30, 2000, the Company had very little cash. Subsequent to that date the Company has addressed that problem through short-term borrowings coupled with shares of Common Stock offered as an inducement for the loans.

     The Company anticipates that capital expenditures in the fiscal year ending March 31, 2001 will be approximately $250,000, primarily for additions to the Company's website design and service, most of which has been incurred and paid. The Company has no current plans on how to obtain additional funding for the expected expenditures and is evaluating various alternatives. Inability to obtain funding will substantially slow development of the Company's operations.

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

PLAN OF OPERATION

     The core elements of the Company's website are complete and operational. Over the next twelve months the Company plans to devote most of its efforts and financial resources toward increasing awareness of its website among the boating public and professionals. In July, 2000, the Company engaged the services of Mr. Hector Beltran to develop awareness of the Company's business in the coastal resort areas of Mexico. On October 17, 2000, the Company engaged the services of Carlos Jorge De Baisieux in Argentina for promotional services similar to those commenced in Mexico's resort areas. Mr. De Baisieux has had a pre-existing business relationship with Blair Merriam, the Company's General Manager.

     The volume of classified advertisements has reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website. Finally, with respect to the classified ads, in July and August the Company commenced a telemarketing campaign with three independent telemarketing firms to contact all current classified advertisers with the proposal of a fee for continued display of their advertisements and all potential customers on a telephone list of 20,000 registered boat-owners purchased from a list broker. All three telemarketers will be contracted to sell advertisements to this list and other lists that will be purchased and collected as needed to advance the telemarketers. In this way all non-paying advertisers are expected to be dropped from the displayed data base over the next 120 days, which is longer than originally anticipated.

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

     The Company has begun to seek a significant infusion of capital, $1 - 5 million, to increase awareness of the website among the boating public and professionals and to continue development of the website. There can be no assurance that such funding will be available to the Company. In the event that such funding is not available to the Company, then Web4Boats.com would be forced to use whatever cash is generated, mostly by its classified advertisement sector, for enhancement of the website and its promotion. Such a process of development would likely be much slower than what could be achieved with the infusion of substantial new investments. Management believes, however, that the Company's business is relatively easily scalable. The core elements of the website are in place, and the website is now able to achieve its purpose. Thereafter, additional funds are devoted mostly to promotion of the website and enhancement of the core elements. The availability of funds determines the speed with which promotion and enhancements are pursued.

     Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff by the Spring of 2001, which is later than initially anticipated. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified internet technology and sales personnel is intense, which is expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

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

     RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE INTERNET AS AN ADVERTISING MEDIUM

     Web4Boats.com expects to derive a majority of its revenues from the sale of advertisements on its website pages under short-term contracts. Most of its advertising customers have limited experience with the Internet as an advertising medium. Web4Boats.com's continuing ability to generate significant advertising revenues will depend upon, among other things: advertisers' acceptance of the Internet as an effective and sustainable advertising medium; the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and its ability to continue to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Internet-based advertising. Web4Boats.com cannot be certain that such standards will develop sufficiently to support Internet-based advertising as a significant advertising medium. In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on Internet-based advertising specifically. In the past few months, investor have expressed their worry about the viability and growth potential of Internet companies that rely on advertising as their business model by severely depressing the price of such company's stock from what was generally the recent highs of March, 2000. The Company, however, remains confident that its business model aimed at a niche (albeit large) segment of the population of consumers (boating enthusiasts) will ultimately be successful.

                        PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities

Shares of Common Stock

(1) On August 13, 2000, the Company issued 1,000,000 shares of Common Stock to Dori Merriam under the terms of her Series A Convertible Preferred Stock. These shares were valued at $-0- because the value was recorded earlier. See Articles of Incorporation filed with Form 10SB 11/24/99.

(2) On June 26, 2000, the Company authorized the issuance of 400,000 restricted shares of Common Stock as an inducement to potential lenders of $100,000 to the Company. These shares were valued at $72,000.

(3) On July 26, 2000 the Company authorized the issuance of 400,000 restricted shares of Common Stock as an inducement to potential lenders to the Company of $100,000. August 25, 2000, the Company issued 160,000 of these shares. These shares were valued at $24,000.


(4) On August 1, 2000, the Company registered 1,908,333 shares for issuance to Daniel Thornton (25,000 shares--EDGAR filing services valued at $3,750), Mark Carton (25,000 shares--legal services valued at $3,750) Jeffrey Herm (25,000 shares--legal services valued at $3,750), Hector Beltran (1,000,000 shares--Mexican resort promotional services to be preformed valued at $150,000), Dennis Schlagel (500,000 shares--director & officer services 1/1/00 to 6/30/00 valued at $75,000), and Blair Merriam (333,333 shares as compensation valued at $50,000). The total value of these shares was $282,500. See Exhibit filed with Forms S-8 filed 4/27/00 and 8/1/00.

(5) On August 11, 2000, the Company issued 120,000 restricted shares of Common Stock to Bobby Thomas under the terms of its contract with Stock Exposure, Inc. for public relations. These shares wee valued at $18,000. See exhibit filed herewith.

(6) On August 25, 2000, the Company issued 400,000 shares of Common Stock under the terms of its contract with Securities Compliance Control LLC for services related to preparation of and filing of certain of the Company's reports required as a reporting corporation with the Securities and Exchange Commission to be performed over the following six months. These shares were valued at $60,000. See exhibit filed with Form S-8 filed 8/17/00.

(7) On September 1, 2000, the Company issued 100,000 restricted shares of Common Stock to Michael Landers under the terms of its contract for website consulting services to be performed over the following three months. These share were valued at $16,000. See exhibit filed herewith.

(8) On September 25, 2000, the Company issued 90,000 shares of Common Stock under the terms of its contract with Stacy Levin for website promotional services to be performed over the following six months. These shares were valued at $28,800. See exhibit filed with Form S-8 filed 9/29/00.

(9) On September 25, 2000, the Company registered 250,000 shares of Common Stock for issuance to Tammy Billington for website promotional services to be preformed over the period until January 31, 2001. This contract was subsequently cancelled. The Company plan to de-register these shares. See exhibit filed with Form S-8 filed 9/29/00.

     The Company believes transactions 1, 2, 3, 5 and 7 were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intentions to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. Furthermore, prior to issuance, the shares described in transactions 4, 6, 8, and 9 were registered under the Securities Act of 1933, as amended, pursuant to Form S-8.


Options to Purchase Common Stock

(1) The following table sets forth twelve month option issued to 540 Degrees, Inc. d/b/a/ Gateway Arts pursuant to the Company's contract. See exhibit to Form 10-KSB 7/6/00. These options were not valued due to immateriality.


              Exercise     Issue
Shares         Price       Date
-----------------------------------
12,000          $.25       7/1/00
12,000          $.20       8/1/00
12,000          $.33       9/1/00


(2) On August 1, 2000, the Company issued Blair Merriam 500,000 options with an exercise price of $.15 and an expiration date of 9/1/01. These options were valued at $36,667.

(3) On August 1, 2000, the Company issued Dennis Schlagel 1,000,000 options with an exercise price of $.15 and an expiration date of 9./1/01. These options were valued at $73,333.

     The Company believes these option transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intentions to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.


Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.


     Exhibits

     10(1)     Consulting Agreement Stock Exposure, Inc. 7/31/2000

     10(2)     Agreement for Landers' Services 9/1/00

     27        Financial Data Schedule

     Reports on Form 8-K

     None





SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.
                                               Web4Boats.com, Inc.

Date:  November 13th, 2000                         /s/ Dennis Schlagel
     --------------------                      -----------------------
                                               Dennis Schlagel, President















































                                 EXHIBITS

Exhibit 10(1)

                           CONSULTING AGREEMENT


	THIS CONSULTING AGREEMENT (the "Agreement") is made and entered into this _31__ day of _July__, 2000, by and between Stock Exposure, Inc., whose business address is at 1127 Foothill Blvd Suite 208, San Luis Obispo, California 93401 (the "Company"), and __ Web4boats, Inc (OTC: EBOT__, a corporation whose principal place of business is at __ PO Box 1028 La Jolla, CA 92038-1028 USA (the "Client").


	In consideration of the mutual promise contained herein and on the terms and conditions hereinafter set forth, the Company and Client agree as follows:

Consulting Services. The Client hereby retains the Company to assist in promoting a public company on the Internet websites owned and operated by the Company(http://www.investorinside.com/),(http://www.stockpress.com/),(http:// www.freestocknews.com/),(http://www.stockclicks.com) and the Company hereby accepts and agrees to such retention. The Company hereby agrees to post summarized information of the Client, as news and informational reports on the websites owned and operated by the Company.

It is further acknowledged that the entire objective of the service performed by the Company is to gain exposure of a public company on behalf of the Client through Internet websites.

Duration of Profile. The Company shall post information regarding the Client to fulfill obligations contained herein this agreement for a time period no less than 6 months. The Company shall post this information beginning __8/01/00_____.

Activities Not Within This Agreement. It is acknowledged and agreed by the Client that the Company is not rendering legal advice or performing accounting services. It is also acknowledged that the Company is not acting in place of an investment advisor or broker-dealer within the meaning of applicable state and federal securities laws.

Term of Agreement. The term of this Agreement shall commence on the date of signed and delivered contract and shall terminate upon completion of services.

Expenses. The Company shall be solely responsible for all expenses and disbursements anticipated to be made in connection with its performance under this Agreement.

Client Representations. The Client hereby represents that all documents, news and other information produced or distributed by the Client, used in conjunction with a news release on the website of the Company, or any person or entity acting on behalf of the Client, has been factual, complete and truthful. Further the Client represents that neither it, nor any person or entity acting on its behalf, has knowingly, negligently or recklessly distributed or produced information relating to the profile company that has violates any local, state or federal law or statute. Further, the Client represents that in the future all information provided by the Client, or any person or entity acting on its behalf, will be factual, complete and truthful, and neither the Client, or any person or entity acting on its behalf, will knowingly, negligently or recklessly violate any local, state or federal law or statute.

In the event that the Client violates the above representations then the Company, at its option, shall have the right to cease performing services herein this Agreement. If said circumstances were to arrive the Company would not be obligated to return any portion of the compensation package required from signed Agreement.

Disclaimer of Responsibility for Acts of the Client. The obligations of the Company in this Agreement consist solely of the distribution of information on its website. In no event shall the Company be required by this Agreement to represent or make management decisions for the Client or the profiled company. All final decisions with respect to acts and omissions of the Client or any affiliates and subsidiaries, shall be those of the Client or its affiliates, and the Company shall under no circumstances be liable for any expenses incurred or loss suffered by the Client as a consequence of such acts or omissions.

A Client representative will provide the Consultant with factual news on the company to be profiled. Any news given by the Client that is deemed not true by ANY regulatory body is the SOLE responsibility of the Client or profiled company, and the Company is in no way liable for any misrepresentations. Further, the Client is aware that the Company is relying on the truthfulness and accuracy of said news and information. Client will reimburse the Company for any and all sums expended in legal defense or judgements rendered against Company as a result of misrepresentation to the Company by the Client. As well, the Company agrees not to misrepresent the profiled company to the best of its ability.

The Company will make every effort to fully disclose compensation, and potential conflicts of interest to the public, in accordance with the Securities Act of 1933, section 17 (b). The Company will fully disclose its compensation and insist that all other related parties do the same.

Indemnity by the Client. The Client shall protect, defend, indemnify and hold the Company and its assigns and attorneys, accountants, employees, officers and directors harmless from and against all losses, liabilities, damages, judgements, claims, counterclaims, demands, actions, proceedings, costs and expenses of every kind and character resulting from or relating to
(a) the inaccuracy, non-fulfillment or breach of any representation, warranty, covenant or agreement made by the Client herein; (b) any legal action, including any counterclaim, to the extent it is based upon alleged facts that, if true, would constitute a breach of any representation, warranty, covenant or agreement made by the Client herein; or (c) negligent actions or omissions of the Client or any employee or agent of the Client, or any reckless or willful misconduct, occurring during the term hereof with respect to any of the decisions made by the Client.

Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and delivered or sent by registered or certified mail or overnight courier to the principal office of each party.

Applicable Law. It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the State of California and that any action, special proceeding or other proceedings that may be brought arising out of connections with or by reason of this Agreement, shall be brought only in a court of competent jurisdiction within the State of California.

Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, the Agreement shall be severed at the option of either party.

Entire Agreement. This Agreement constitutes and embodies the entire understanding and agreement of the parties and supersedes and replaces all prior understandings, agreements and negotiations between the parties.

Attorney's Fees and Costs. In the event of any dispute arising out of the subject matter of this Agreement the prevailing party shall recover, in addition to any damages assessed, its attorneys fees and court costs incurred in litigating or otherwise settling or resolving such dispute.

Counterparts and Facsimile Signatures. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument. Execution and delivery of this Agreement by exchange of facsimile copies bearing the facsimile signature of a party hereto shall constitute a valid and binding execution and delivery of this Agreement by such party. Such facsimile copies shall constitute enforceable original documents.

Compensation. In full consideration of the services contained within this Agreement the Client agrees to compensate the Company at a total of 120,000 shares of restricted 144 Stock.

STOCK EXPOSURE, INC.			Web4boats.com, Inc.


___________________________	             ______________________________
PRINTED NAME, TITLE              		 	 PRINTED NAME, TITLE



___________________________	             ______________________________
SIGNATURE		DATE			  	 SIGNATURE			DATE













Exhibit 10(2)



AGREEMENT FOR  LANDERS'  SERVICES

	THIS AGREEMENT FOR LANDERS' SERVICES ("Agreement") is made and entered into as of the 1st of September, 2000, by and between Michael T. Landers having a principal address at 304 Magnolia Drive, Metairie, Louisiana 70005 ("Landers") and., Web4Boats.com a California Corporation having its principal address at P.O. Box 1028 La Jolla, CA, ("Participant"). (Landers and Participant may also be referred to as "Party" or "Parties").

	WHEREAS, the parties desire that Landers shall provide the Consulting Services ("Services") as described in Exhibit A, attached hereto and incorporated herein by this reference, to Participant, subject to the terms and conditions herein; and

	WHEREAS, Participant desires to procure, at the rates established by Landers, the Consulting Services of Landers, subject to the terms and conditions herein.

	NOW, THEREFORE, in consideration of the mutual terms, covenants and conditions contained herein, the Parties hereto mutually agree as follows:

LANDERS' SERVICES. (a) Landers shall furnish Participant with the Services requested by Participant described in Exhibit A, the Service Description, and as may be amended from time to time. Additional requested services, if available, will be furnished to Participant under the general terms and conditions of this Agreement and in accordance with the pricing established by Landers and Participant for such additional Services as set forth in Paragraph 3(b).

TERM AND TERMINATION. (a) This Agreement shall commence on the first date written above, and shall be effective for an initial period of three (3) months ending November 30, 2000. This Agreement may be renewed for an additional three month period thereafter upon notice by Participant to Landers and his subsequent agreement.

Except as otherwise provided herein, in the event that either Party hereto fails in the performance of its obligations hereunder or breaches the terms or conditions hereof, the other Party may; at its option, give written notice to the Party which has failed to perform or has breached this Agreement of its intention to terminate this Agreement unless such breach or failure in performance is remedied within thirty (30) days of such notice. Failure to remedy such a breach shall make this Agreement terminable, at the option of the aggrieved Party, at the end of such thirty (30) day period unless notification is withdrawn.

PAYMENTS AND CHARGES. (a) Charges for the Services shall be as set forth in Exhibit B, Service Pricing Schedule, which is attached, incorporated herein and made a part hereof, and as may be amended from time to time.

Charges for requested additional Services for which there is no published rate shall be at a reasonable rate, as determined by Landers and agreed to by Participant.

Participant shall be solely and completely responsible for all costs associated with Participant's conduct of its business, including all of its internal business operations for any Services provided by Landers, unless otherwise written in this Agreement.

Participant agrees to indemify and hold Landers harmless in all respects pertaining to end-user taxes, surcharges, any and all governmentally assessed fees applicable to Participant's products or services, or any other corporate, government, customer or any other affiliated charged fees.

PARTICIPANT SERVICE OBLIGATION (a) Participant agrees to provide Landers with the data required to enable Landers to furnish the Services and to permit Landers' management to be successful in this project.

(b)	Further, Participant shall indemnify and hold harmless Landers from and against any and all claims for loss, damage or expense, including reasonable attorney's fees asserted against Landers by any third Party, including, but not limited to Participant's customers arising out of this Agreement;
provided, however, that such indemnification shall not apply to the extent that any such claims for loss, damage, or expense are the result of the willful misconduct of Landers, their employees, officers or agents.

PUBLICITY AND ADVERTISING. Neither Party shall publish or use any advertising, sales promotions, press releases or other public material which uses the other Party's name, logo, trademarks or service marks without the prior written approval of such Party.

USE AND PROTECTION OF INFORMATION. The Parties agree that any specifications, drawings, models, samples, data, computer programs or documentation or other technical or business information in written, graphic, or other tangible form furnished or disclosed by one Party, the disclosing Party, to the other Party, the receiving Party, which is marked with a restrictive notice, or otherwise tangibly designated as proprietary, shall be deemed the property of the disclosing party and shall be returned to the disclosing Party upon request. Unless such information was previously known to the receiving Party free of any obligation of confidentiality, has been or is subsequently made public by the disclosing Party or a third Party, or is independently developed by the receiving Party, then the receiving Party shall for a period of three (3) years from the date of disclosure, use the same degree of care as it uses with regard to its own proprietary information to prevent disclosure, use or publication thereof.

SECRECY OF COMMUNICATIONS In rendering the Services under this Agreement, Landers shall apply the same procedures relating to the privacy of Participant's communications that Landers uses with respect to its own communications.

RIGHT OF ENTRY. If Participant is required to enter Landers's premises or if Landers is required to enter Participant's premises for any reason in connection with the Services provided under this Agreement, the entering party right of entry shall be limited to the other party's normal business hours and shall be subject to applicable governmental security laws and both parties security regulations and procedures. It is agreed herein that more specific terms are described within Exhibit A.

EXCLUSIVE WARRANTY AND LIMITATION OF LIABILITY. (a) Landers warrants that the Services rendered under this Agreement will be performed in a workmanlike manner and comply with the specifications set forth in Exhibit A. Landers shall exercise reasonable care in the provision of the Services.

Landers' liability in any and all categories and for all causes arising out of this Agreement, whether in contract or tort, shall be limited to refunding to Participant fees received by Landers for services performed which are not provided or performed in accordance with this Agreement, such refund not to exceed in the aggregate one percent (1%) of all total billing to Participant.

Landers shall not be liable in any way for delays, failure in performance, loss or damage due to any Force Majeure conditions, including: fire, strike, embargo, explosion, power blackout, earthquake, volcanic action, flood, war, water, the elements, labor disputes, civil disturbances, government requirements or military authority, acts of God or public enemy, inability to secure products and transportation/communications facilities or acts of ommissions of Participants.

Title to all Services, facilities, equipment and software furnished by Landers shall remain exclusively with Landers regardless of whether such Services, facilities, equipment and software are paid for by Participant, unless Landers and Participant specifically agree in writing as to alternative ownership rights in any specific services, equipment, facilities or software which are paid for by Participant.

THIS EXCLUSIVE WARRANTY IS IN LIEU OF ALL OTHER WARRANTIES, AND PARTICIPANT HEREBY WAIVES ALL OTHER WARRANTIES, EXPRESS, IMPLIED OR STATUTORY, INCLUDING, BUT NOT LIMITED TO. ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR USE FOR A PARTICULAR PURPOSE. LANDERS SHALL NOT BE LIABLE FOR ANY SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY NATURE WHATSOEVER ALLEGED TO RESULT FROM TERALIGHT'S BREACH OF ITS OBLIGATIONS HEREUNDER, WHETHER BASED IN TORT, CONTRACT OR OTHERWISE.

DISPUTES. Should there exist any error or confusion the Parties agree to attempt to resolve the matter by bringing it to the attention of the appropriate party, in writing, within a reasonable time after the dispute arises and to allow a reasonable time from receipt of the notice of dispute to respond to the matter or otherwise resolve the dispute. The Parties agree to negotiate in good faith. In the event that a dispute cannot be resolved, the Parties agree that the dispute will be resolved through arbitration in accordance with the Rules of the American Arbitration Association.

WAIVER. The failure of either Party to insist upon strict performance of any convenants, terms, condition or obligations of this Agreement shall not be construed as a waiver or relinquishment for the future of any such covenants, terms, conditions or obligations, but the same shall be and remain in full force and effect.

ASSIGNMENT. This Agreement, nor any rights or duties hereunder may be assigned or delegated by Landers or Participant without prior written consent of the other Party, such consent not to be unreasonably withheld or delayed, provided, however, that either Party may assign its rights and obligations hereunder to a parent, subsidiary, affiliate or successor in interest, provided the assignor continues to be fully responsible for the obligations hereunder and the assignee agrees in writing to be bound by the terms and conditions of this Agreement.

NOTICES. Any notice required or permitted to be given by either Party to the other shall be in writing and shall be delivered by hand, facsimile, overnight express delivery or by certified or registered mail to the address stated above (or such other address as may from time to time be designated in writing). Any such notice shall be deemed to have been given (i) if delivered by hand, facsimile or by overnight delivery, upon receipt and (ii) if by mail, three (3) days after deposit in the United States mail with postage prepaid to the respective Parties at the addresses set forth in the Preamble to this Agreement.

AMENDMENT. The terms and conditions of this Agreement shall not be amended or modified except in writing signed by both Parties. No oral statement of any person whosoever shall in any manner or degree modify or otherwise affect the terms and conditions of this Agreement.

SEVERABILITY. In the event that any of the provisions of this Agreement shall for any reason be held to be invalid or unenforceable in any respect, such invalidity or unenforceability shall not invalidate or render unenforceable the entire Agreement, but rather, the entire Agreement shall be construed as not containing the particular invalid or unenforceable provision(s), and the rights and obligations of each Party to the other shall be construed and enforced accordingly.

SOLE CONTACT POINT. The Parties hereby agree that the signatory below is the sole contact point empowered to represent and bind its respective Party concerning the implementation of this Agreement, however, Landers' receipt of an order, invoice or contract for services, on Participant's stationary or business form, signed by an employee or representative of the Participant shall be deemed an authorized order for services from the Participant.

GOVERNING LAW. This Agreement is executed in the State of Louisiana, and all matters pertaining to the validity, construction, interpretation and effect of this Agreement shall be governed by the laws of the State of Louisiana.

CAPTIONS. The captions in this Agreement are for convenience only and shall not be construed to define or limit any terms herein.

LEGAL FEES. If any action is necessary in order to enforce the terms of this Agreement, the prevailing Party shall be entitled to recover its attorney's fees and costs incurred in addition to any other relief to which it may be entitled.

ENTIRE AGREEMENT. This Agreement constitutes the entire Agreement between the Parties and supersedes all prior understandings with respect to the subject matter of this Agreement.

IN WITNESS WHEREOF, the Parties hereto have caused this Agreement to be executed by their duly authorized officers.

Michael T. Landers				Web4Boats.com
Authorized Officer				Authorized Officer

______________________________		______________________________
By: Michael T. Landers				By: Dennis Schlagel

						Title: __________
Date:						Date: __________

Exhibit A
To that
AGREEMENT FOR
LANDERS' SERVICES

SERVICE DESCRIPTION


Landers will assist Web4Boats.com in identification, evaluation and selection of a web hosting, web site development/design and strategic marketing company. The evaluation process will include the existing company providing services to Web4Boats.com. The intent is to determine whether another company based in the San Diego metropolitan area can provide better services than the existing company.

An initial list of companies will be identified, then an Request for Qualifications will be developed and submitted to the companies. Upon evaluation of the responses to the RFQ and short list of candidate companies will be interviewed and evaluated. Landers will provide guidance and direction throughout the entire process includig the final selection and subsequent negotiation for services provided by the company to Web4Boats.com

Upon execution of the Agreement an addendum will be developed by Web4Boats.com management and Landers establishing the desired schedule of activities for this engagement.
































Exhibit B
To That
AGREEMENT FOR Landers' SERVICES

SERVICE PRICING SCHEDULE


Upon execution of the agreement, Web4Boats.com will issue to Landers 100,000 shares of 144 restricted common stock of Web4Boats.com in the name of Michael
T. Landers. Upon completion of the initial ninety day term of this Agreement and after satisfactory completion of the tasks outlined in Exhibit A, Web4Boats.com will issue to Landers an additional 100,000 shares of 144 restricted common stock of Web4Boats.com in the name of Michael T. Landers. Other forms of compensation will be considered by Web4Boats.com if the circumstances warrant, including Landers' incurring out of pocket expenses.