Form 10QSB
period 2000-12-31
WEB4BOATS COM INC
filed 2001-02-12
CIK 1098278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended December 31, 2000
                                                           ------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 15,199,355 as of February 2, 2001

Transitional Small Business Format (Check one):  Yes [ ] No [x]

                              WEB4BOATS.COM, INC.

                                  FORM 10-QSB







                              TABLE OF CONTENTS

                                                                       Page

PART I--FINANCIAL INFORMATION----------------------------------------

Item 1.  Financial Statements----------------------------------------

     Independent Accountant's Review Report--------------------------

     Balance Sheets--------------------------------------------------

     Statements of Operations----------------------------------------

     Statements of Cash Flows----------------------------------------

     Notes to Financial Statements-----------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation---

PART II--OTHER INFORMATION-------------------------------------------

Item 1.  Legal Proceedings-------------------------------------------

Item 2.  Changes in Securities---------------------------------------

Item 3.  Defaults Upon Senior Securities-----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders---------

Item 5.  Other Information-------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K----------------------------

     10(1)     Consulting Agreement Gary Bryant----------------------

     10(2)     Consulting Agreement Carlos Jorge DeBaisieux----------

     10(3)     Consulting Agreement OTCVision.com, Inc.--------------

     10(4)     Consulting Agreement 37.9, Inc.-----------------------


Signatures-----------------------------------------------------------











                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.


	Independent Accountant's Review Report




January 29, 2001



To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of December 31, 2000 and 1999, and the related statements of operations for each of the three months and nine months then ended, and the related statements of cash flows for each of the nine months then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

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





Carl S. Sanko
Topanga, California








	Web4Boats.com, Inc.
	Balance Sheets
	December 31, 2000 and 1999





								   December 31,    December 31,
           	                                              2000            1999



Assets


Current assets
  Cash	                                         $  23,612         $    746
  Prepaid assets	                                     258,694                0
	Total current assets                             282,306              746


Property and equipment
  Equipment	                                             2,444           33,604
  Accumulated depreciation	                          (  610)        (  3,209)
	Property and equipment, net	                     1,834           30,395


Other assets
  Trademarks, net 	                                 8,020           12,068
	Total other assets	                           8,020           12,068


Total assets	                                  $  292,160       $   43,209














	See accompanying notes to financial statements



	- Unaudited -






	Web4Boats.com, Inc.
	Balance Sheets
	December 31, 2000 and 1999



	                                             December 31,    December 31,
           	                                               2000            1999



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	           $  311,941       $  105,947
  Accrued expenses	                                  7,661            2,858
  Accrued litigation settlement	                     42,500           42,500
    Short-term borrowings	                          201,885           18,000
	Total current liabilities	                    563,987          169,305



Shareholders' equity (deficit)
  Preferred stock, par value $.001,
	20,000,000 shares authorized,
	0 and 10,000 issued and
	outstanding at December 31, 2000
	and 1999, respectively	                               0               10
  Common stock, par value $.001,
	100,000,000 shares authorized,
	13,698,693 and 4,683,460 issued
	and outstanding at December 31, 2000
	and 1999, respectively	                          13,699            4,683
  Paid in capital	                                   3,359,858        2,135,776
  Accumulated deficit	                            (3,645,384)      (2,266,565)
	Total shareholders' equity (deficit)	    (  271,827)      (  126,096)


Total liabilities and shareholders' equity	    $  292,160       $   43,209







	See accompanying notes to financial statements

	- Unaudited -





	Web4Boats.com, Inc.
	Statements of Operations
	For the Nine Months Ended December 31, 2000 and 1999






	                                           9 Months Ended   9 Months Ended
	                                             December 31,    December 31,
           	                                              2000             1999






Revenues                       	               $    3,997        $       72




Operating expenses:
  Salaries	                                           46,875            46,875
    Marketing	                                    285,381                 0
  General and administrative	                        971,571           193,651
Total operating expenses	                      1,303,827           240,526

Loss from operations	                           (1,299,830)         (240,454)

Other income:
  Gain on disposal of segment	                              0            72,552
Total other income	                                    0            72,552


Net loss	                                     $ (1,299,830)       $ (167,902)

Beneficial conversion feature on
  preferred stock	                                          0           100,000

Net loss applicable to common stock
  shareholders	                               $ (1,299,830)       $ (267,902)


Basic and dilutive loss per share	                  $  (.15)          $  (.06)




	See accompanying notes to financial statements

	- Unaudited -





	Web4Boats.com, Inc.
	Statements of Operations
	For the Three Months Ended December 31, 2000 and 1999






	                                           3 Months Ended   3 Months Ended
	                                             December 31,    December 31,
           	                                              2000             1999






Revenues                       	               $    2,149        $       27




Operating expenses:
  Salaries	                                           15,625            15,625
    Marketing	                                     57,417                 0
  General and administrative	                        295,694            72,567
Total operating expenses	                        368,736            88,192


Net loss	                                       $ (366,587)       $ ( 88,165)


Basic and dilutive loss per share	                  $  (.03)          $  (.01)
















	See accompanying notes to financial statements

	- Unaudited -


	Web4Boats.com, Inc.
	Statements of Cash Flows
	For the Nine Months Ended December 31, 2000 and 1999


	                                            9 Months Ended  9 Months Ended
	                                              December 31,   December 31,
           	                                                2000           1999

Cash flows from operating activities
  Net loss                       	              $ (1,299,830)      $ (167,902)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	               2,001            4,051
	  Common stock issued for services	             732,011           46,875
	  Gain on disposal of segment	                         0          (72,552)
	  Changes in operating assets and
		liabilities
		  Accounts Receivable	                         0            3,028
		  Inventory	                                     0            5,340
		  Prepaid expenses	                    97,833                0
		  Accounts payable	                   155,289           40,877
		  Accrued expenses	                     5,255           11,937
       	  Short-term borrowings        	       154,881          (32,000)
Net cash provided by (used in) operating
	activities	                                    (152,560)        (160,346)


Cash flows from investing activities
  Sale of business operations	                               0          100,307
  Purchases of fixed assets	                               0          (33,604)
  Purchases of trademarks	                               0          (12,910)
  Sale of fixed assets	                                26,187                0
    Deposits refunded	                                     0            6,316
 Net cash provided by (used in) investing
	activities	                                      26,187           60,109


Cash flows from financing activities
  Proceeds from issuance of preferred stock	             0          100,000
Proceeds from issuance of common stock
	                                                  10,000                0
    Issuance of common stock in payment of
 	interest 	                                     118,925                0
 Net cash provided by (used in) financing
	activities	                                     128,925          100,000


Net increase (decrease) in cash	                     2,552             (237)

Cash, beginning of year	                                21,060              983

Cash, end of year	                                   $  23,612        $     746

	See accompanying notes to financial statements

	- Unaudited -

	NOTES TO FINANCIAL STATEMENTS


NOTE	1  Summary of significant accounting policies

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

	During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. In fiscal 1999, the Company incurred $259,375 of expense for marketing, consulting and other services related to development of the Company's new business operations.
In April, 1999, the Company issued 1,010,000 shares of its common stock as full payment for these services. Subsequently, for the nine months ended December 31, 1999, the Company has continued to invest substantially in website development and related costs. The Company expects, as a going concern, to realize future benefits from these costs. However, all such development costs are expensed as incurred.

	The Company has no revenues from its internet site for the nine months ended December 31, 1999 and only minimal revenues for the nine months ended December 31, 2000. The Company expects, as a going concern, to derive substantial revenues from the sale of advertisements in fiscal year 2001.

		Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.

		Sale of operating assets
	In April, 2000, the Company paid $5,000 and returned $31,160 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000.
The sale resulted in a loss of $15,687 for the nine months ended December 31, 2000.

		Income taxes
	The Company has net operating loss carryforwards from fiscal years 2000 and earlier of approximately $2,198,000 and $2,195,000 for federal and California state tax purposes, respectively. With additional loss for the nine months ended December 31, 2000, the Company has total net operating loss carryforwards at December 31, 2000 of approximately $2,674,000 and $2,670,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

		Earnings per share
	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each nine month period.


NOTE	2  Shareholders' equity

		Compensatory stock issuance
	During the nine months ended December 31, 1999 and 2000, the Company received salary compensation valued at $46,875 in exchange for common stock.

		Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of December 31, 2000. The number of shares represented by stock options outstanding at December 31, 2000 are 3,643,667 shares with an option price of $.15 to $1.00 per share, and $1,516,698 in total, and with a market price at date of grant of $.10 to $2.00 per share, and $2,054,650 in total. Outstanding options expire on various dates from June, 2001 to March, 2003. Included in stock options outstanding at December 31, 2000, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.


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

		Preferred stock
	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party.
A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at December 31, 2000.

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

	During the nine months ended December 31, 2000, the Company received $140,000 from eight lenders, two of which were related parties, in exchange for promissory notes with interest at 12% per year and terms ranging from seven days to six months. As inducement to obtain the unsecured loans, the Company issued a total of 560,000 shares of common stock, valued at $123,800, of which $118,925 was recorded as interest expense during the nine months ended December 31, 2000. At December 31, 2000, the Company had unsecured promissory notes, inclusive of accrued interest, of $209,546, payable to ten shareholders, and that bear annual interest at rates of 10% to 12%.

		Stock options
	Represented in outstanding stock options are 3,320,000 shares at December 31, 2000 to related parties.







NOTE	4  Statements of Cash Flows

		Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

		Noncash transactions
	During the nine months ended December 31, 1999, the Company issued 1,010,000 shares of its common stock to third parties as compensation for $259,375 in services accrued as of March 31, 1999, and 150,000 shares to related parties in cancellation of $57,713 in short term borrowings and accrued interest.

	During the nine months ended December 31, 2000, the Company issued 6,705,233 shares of its common stock, of which 3,133,333 shares were to related parties. The shares were compensation in exchange for $827,813 in services, of which $124,828 had been accrued at March 31, 2000 and $258,694 is a prepaid expense at December 31, 2000.

		Interest paid
	During the nine months ended December 31, 1999, the Company charged to operations interest expense of $778 and paid no interest.

	During the nine months ended December 31, 2000, the Company charged to operations interest expense of $130,389 and paid $4,531 of interest in cash.


NOTE	5  Commitments and Contingencies

		Contract commitments
	On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services. The contract was renewed through March 31, 2001. For the nine months ended December 31, 2000, $4,000 in cash and 933,333 shares of common stock, valued at $86,000 were issued as payment of services received from April through December, 2000.

	During the nine months ended December 31, 2000, the Company entered into contracts with eight vendors of marketing, consulting, and public relations services, in which the Company issued 3,160,000 shares of its common stock, having a market value of $500,550, in exchange for full payment of services to be received over periods ranging from three months to one year.

		Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of December 31, 2000 and 1999.




NOTE	6  Subsequent events

		Stock issued
	In January, 2001, the Company issued 600,000 shares of common stock to a related party in payment of $42,000 in management services accrued at December 31, 2000. Additionally, the Company issued 662,000 shares of common stock to a third party ad agency in payment of services of $244,940 which have been accrued at December 31, 2000.


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

     To date, the Company has had very little revenue from any of its website or related operations. The Company's two revenue streams are: (1) affiliate programs and (2) advertising, particularly classified advertising of boats for sale.

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

     We anticipate that we will derive direct revenue from the volume of purchases made as a result of visiting our website. We also believe our ability to attract subscribing dealers/brokers and other affiliates for our website, is directly related to the volume of visits and subsequent purchases we expect to occur as a result of a visit to our website. As of December 31, 2000, we had an historic daily average over the preceding month of approximately 7,342 impressions with an historic daily average of approximately 197 user sessions per day. The Company believes this is a fair approximation of the use of the site by the boating public at this time because most of the development work by website designers visiting the site has been completed.

     It is anticipated that sales and marketing costs will consist primarily of promotion and advertising to build brand awareness and encourage potential customers to visit our website. We will use Internet advertising, as well as traditional media, such as television, radio and print. The majority of our Internet advertising expense is expected to be initially comprised of fees for advertising services and later of sponsorship and banner advertising agreements with Internet portals such as Alta Vista, Excite, and Lycos as well as advertising and marketing affiliations with online boating and recreational information providers. The Internet portals and online boating and recreational information providers charge a combination of set-up, initial, annual, monthly and variable fees. Set-up fees are incurred for the development of the link between our website and their website. No such banner advertising is currently in place due to the company's lack of capital.

     The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999. Revenues from that buying through December 31, 2000, however, continues to be minimal.

     The Company expects to derive substantially all of its revenues from the sale of advertisements, particularly classified advertisements of boats for sale. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $25-100 per 1,000 impressions. The Company currently has no banner advertisers and its impressions are currently running approximately 7,342 per day.

     The Company has a limited operating history as an Internet company, and its prospects are subject to the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in both Internet usage and boat advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of Web4Boats.com, general economic conditions and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make material pricing, service or marketing decisions that effect the Company's business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations.

RESULTS OF OPERATIONS

     Revenues for the nine months ended December 31, 2000 were $3,997.

     Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $971,571 for the nine months ended December 31, 2000, an approximate $68,000 increase from the end of the September 30, 2000, six month period, but the September 30, 2000, numbers included marketing. Therefore, the combined increase of General and Administrative expense and Marketing was $353,111. Virtually all of the amounts up until September 30, 2000, were related to development of the website business and include amounts owed to Internet Advisors Group, Inc. or Blair Merriam, its sole shareholder and employee, for day-to-day management services which has generally been met with the issuance of shares of Common Stock. The expenses subsequent to September 30, 2000, were mostly for marketing. This is consistent with the Company's push to establish its brand name with the assistance of consultants and advertising companies. Most of this expense has been paid with the issuance of the Company's common stock, both restricted and registered under Form S-8. The resulting net loss for the three months ended December 31, 2000, was $(1,299,830) or $(.15) per share. This is only a per share $(.02) increase, but the number of outstanding shares increased from 10,341,793 to 13,698,693.

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

     The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. Depending on the success of the operation and the availability of funds the Company hopes to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars ($10,000) per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. These shares have been registered under Form S-8 and such issuances in the future will generally be so registered. The Company currently owes Mr. Merriam $20,000. The following table illustrates the issuances to date.

                                      Value of
          Date   Number of Shares   Shares Issued
---------------------------------------------------
          4/00      1,150,000          $115,000
          7/00        333,333          $ 50,000
         12/00        600,000          $ 36,000
Total               2,083,333          $201,000

     The prepaid consulting fees and advertising set forth in current assets on the balance sheet are for agreements with Hector Beltran (advertising in resorts in Mexico), Carlos Jorge DeBaisieux (advertising in resorts in Argentina), 37.9, Inc. (investor relations), and OTCVision.com, Inc. (website consulting and design).

     The accounts payable consist mainly of accounting, legal and website design and development and advertising ($311,941; See paragraph 4 of Note 5 to the Financial Statements).

     The short-term borrowings for the nine month period ended December 31, 2000, of $201,885 are for terms that expire over the next few months and is approximately $35,000 over the amount reported for the six months ended September 30, 2000. These borrowings were coupled with an issuance of Common Stock ($123,800--560,000 shares) as additional inducement to make the loans. $118,925 of the value of these shares has been accounted for as additional interest expense.

     Overall, the Company's general and administrative and marketing expense has increased substantially. These expenses over the 3 months ended December 31, 2000, consisted mostly of payments to consultants to develop the Company's brand name and promote its features, including promotion in resort areas of Mexico and Argentina. Most of this expense, however, has been paid with the issuance of the Company's Common Stock, the value of which is determined at the market bid price on the date of the contract for the services, or the date of the agreement by the Company and the service provider to pay the accrued expense with the issuance of Common Stock. A substantial portion of these shares have been registered under the Securities Act of 1933, as amended, on Form S-8 which allows for the registration of securities issued to employees and consultants in non-capital raising transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, we believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company has been meeting a significant portion of its expenses through the issuance of Company Common Stock--$1,086,507 for the nine months ended December 31, 2000--and short-term borrowings--$196,444 also for the nine months ended December 31, 2000 (total liability $209,546). The Company expects to continue issuing Common Stock and Common Stock options in exchange for services until it has cash to meet these obligations. These transactions are described in more detail in the notes to the Financial Statements. Over the past fifteen months the Company has issued 9,015,233 shares of Common Stock, mostly as compensation to various consultants, service providers, lenders, employees and directors of the Company.

     At December 31, 2000, the Company had increased cash to $23,612 through short-term borrowings coupled with shares of Common Stock offered as an inducement for the loans.

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

     With respect to fiscal years beyond March 31, 2001, we may be required to raise additional capital to meet our long term operating requirements. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition. Although our revenues have decreased since implementation of the Web4Boats.com business, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

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

PLAN OF OPERATION

     The core elements of the Company's website are complete and operational. Over the next twelve months the Company plans to devote most of its efforts and financial resources toward increasing awareness of its website among the boating public and professionals. In July, 2000, the Company engaged the services of Mr. Hector Beltran to develop awareness of the Company's business in the coastal resort areas of Mexico. On October 17, 2000, the Company engaged the services of Carlos Jorge De Baisieux in Argentina for promotional services similar to those commenced in Mexico's resort areas. Messrs. Beltran and De Baisieux has had a pre-existing business relationship with Blair Merriam, the Company's General Manager.

     The volume of classified advertisements has reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website. Finally, with respect to the classified ads, in July and August the Company commenced a telemarketing campaign with three independent telemarketing firms to contact all current classified advertisers with the proposal of a fee for continued display of their advertisements and all potential customers on a telephone list of 20,000 registered boat-owners purchased from a list broker. All three telemarketers will be contracted to sell advertisements to this list and other lists that will be purchased and collected as needed to advance the telemarketers. In this way all non-paying advertisers are expected to be dropped from the displayed data base over the next 90 days, which is longer than originally anticipated. This telemarketing campaign was scaled back to a test because of the Company's financial constraints. The test indicated that such a sales campaign can be successful with some modifications.

     Concurrent with the telemarketing campaign directed at classified advertisers will be the initial concerted efforts at increasing awareness of the website among the boating public and professionals. This is reflected in the $57,415 of Marketing for the 3 months ended December 31, 2000. The Company plans to initially arrange most of its links from other websites and magazines through a barter arrangement under which the other website or magazine will receive a reciprocal link to its website or services thereby reducing cash outlays.

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

     Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff by the late Spring of 2001, which is later than initially anticipated. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified internet technology and sales personnel is intense, which is expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

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

                        PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

Recent Sales of Unregistered Securities

Shares of Common Stock

(1)	On October 11, 2000, the Company issued 100,000 restricted shares of
Common Stock to Gary Bryant under the terms of its contract with him. These shares were valued at $20,000. See exhibit filed herewith.

(2)On November 1, 2000, the Company cancelled the issuance of 250,000 shares of Common Stock to Tammy Billington.

(3)On November 2, 2000, the Company issued 100,000 restricted shares of Common Stock to OTC Vision, Inc. under the terms of the Company's contract with it. These shares were valued at $18,000. See exhibit filed herewith.

(4)On November 2, 2000, the Company issued 100,000 restricted shares of Common Stock to OTC Vision, Inc. under the terms of the Company's contract with it. These shares were valued at $18,000. See exhibit filed herewith.

(5)On December 14, 2000 the Company authorized the issuance of 250,000 restricted shares of Common Stock under the terms of its contract with 37.9, Inc. These shares were valued at $13,750. See exhibit filed herewith.

(6)On December 22, 2000 the Company sold 1,000,000 restricted shares of Common Stock for $25,000 cash to Equus Ranch.

(7)On December 29, 2000 the Company sold 400,000 restricted shares of Common Stock for $10,000 cash to Dori Merriam.

     The Company believes transactions 1, 3, 4, 5, 6, and 7 were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intentions to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions.

Options to Purchase Common Stock

(1) The following table sets forth twelve month option issued to 540 Degrees, Inc. d/b/a/ Gateway Arts pursuant to the Company's contract. See exhibit to Form 10-KSB 7/6/00. These options were not valued due to immateriality.

              Exercise     Issue
Shares         Price       Date
-----------------------------------
12,000          $.41       10/1/00
12,000          $.18       11/1/00
12,000          $.10       12/1/00

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

     Exhibits

     10(1)     Consulting Agreement Gary Bryant 10/11/2000

     10(2)     Consulting Agreement Carlos Jorge DeBaisieux 10/17/2000

     10(3)     Consulting Agreement OTCVision.com, Inc. 11/2/2000

     10(4)     Consulting Agreement 37.9, Inc. 12/14/20000



     Reports on Form 8-K

     None


                                 EXHIBITS

Exhibit 10(1)     Consulting Agreement Gary Bryant 10/11/2000


CONSULTING AGREEMENT



AGREEMENT made this 11th day of October 2000, Gary Bryant whose address is 3 Gavina, Monarch Beach, CA 92629 hereinafter referred to as the "Consultant", and Web4Boats.com, Inc., whose principal place of business is located at 6150 La Jolla Mesa Dr., La Jolla CA 92037, hereinafter referred to as the "Company".

WHEREAS, Consultant desires to consult with the officers of the Company, and the administrative staff, and to undertake for the Company consultation as to the direction of certain functions in said management of;

NOW, THEREFORE, it is agreed as follows:

1.	Term.  The respective duties and obligations of the contracting parties shall be for a period of Three months commencing on October 11, 2000 and may be extended to a period of six months by the agreement of both parties. Either party may terminate this agreement at any time by thirty (30) day written notice to the other party, but such termination shall not affect the obligation of the Company to pay the Consultant's fees hereunder as consummated.

2.	Appointment.  The Company hereby authorizes Consultant on a nonexclusive basis to identify investors, underwriters, joint venturers, lenders, and / or guarantors (collectively "Investors") interested in the second phase of this campaign which includes a customized investor and broker services slated for small and medium sized emerging public companies. This advertising/marketing program both stimulates growth and expands the shareholder base. It is understood that the Consultant is acting as a consultant / finder of brokers, broker dealers, and other interested parties, and is not a licensed securities broker and shall have no authority to enter into commitments on the Company's behalf.

3.	Consultants.  Consultant shall be available to consult with the officers of the Company, and the heads of the administrative staff, at reasonable times, concerning matters pertaining to the organization, the relationship with the company, or with any organization representing its employees, and, in general, the important problems of concern in the business affairs of the Company to include efforts presented to the Company for market-maker appointments and to obtain financing, guarantors, and/or lenders.

4.	Compensation. A issuance of one hundred thousand shares of Web4boats.com
(EBOT) restricted common stock.

5.	Liability.  With regard to the services to be performed by the Consultant pursuant to The terms of this agreement, the Consultant shall not be liable to the Company, or to anyone who may claim any right due to any relationship with the Corporation, for any acts or omissions in the performance of services on the part of the Consultant or on the part of the agents or employees of the Consultant, except when said acts or omissions of the Consultant are due to willful misconduct or gross negligence. The Company shall hold the Consultant free and harmless from any obligations, costs, claims, judgments, attorneys' fees, and attachments arising from or growing out of the services rendered to the Company pursuant to the terms of this agreement or in any way connected with the rendering of services, except when the same shall arise due to the willful misconduct or gross negligence of the Consultant and the Consultant is adjudged to be guilty of willful misconduct or gross negligence by a court of competent jurisdiction.

6.	Invalid Provisions.  If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws by any court of competent jurisdiction, such illegality, invalidity or unenforceability shall not affect the legality, enforceability or validity of any other provisions or of the same provision as applied to any other fact or circumstance and such illegal, unenforceable or invalid provision shall be modified to the minimum extent necessary to make such provision legal, valid or enforceable, as the case may be.



WHEREOF, the parties have hereunto executed this Agreement on the 11th day of October 2000.

"Company"


Web4boats.com 					Witness by


"Consultant"


Gary Bryant.


Exhibit 10(2)     Consulting Agreement Carlos Jorge DeBaisieux 10/17/2000

                             CONSULTING AGREEMENT

     This Agreement (the "Agreement") is made and entered into on October 17, 2000, by and between Web4Boats.com, Inc. ("the Corporation"), a Delaware corporation, and Carlos Jorge De Baisieux ("the Consultant")(herein collectively referred to as "the Parties").

     The Parties hereto agree to enter into this Agreement under the following terms and conditions.

     1)  The Consultant shall render the following services to the Corporation:

          a) Sales and promotion of the Corporation and its services throughout Argentina with special attention to Argentina's coastal resort areas;

          b) Act as an advisor to the Corporation with respect to the communications and information disseminated to the Argentine public;

          c) Act as an advisor to the Corporation with respect to the planning, designing, developing, organizing, and writing and distributing of the materials and content required to develop and maintain the Corporation's business in Argentina; and

          d) Act as advisor to the Corporation with respect to hiring and retaining outside consultants, outsource services, and any and all providers necessary for the development and growth of the Corporation's business in Argentina.

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

     4) The Consultant shall be entitled to the following compensation for services to be rendered:

          a) 1,000,000 shares of the Corporation's Common Stock valued at $0.16 per share (the closing bid price for the Corporation's Common Stock on the effective date of this Agreement).

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

WEB4BOATS.COM                      Carlos Jorge De Baisieux
P.O. Box 1028                       6469 Mones Cazon
La Jolla,  CA  92038                Prov. Buenos Aires
                                    Argentina

BY: /s/ Dennis Schlagel             BY:/s/ Carlos Jorge De Baisieux
     Dennis Schlagel                    Carlos Jorge De Baisieux



Exhibit 10(3)     Consulting Agreement OTCVision.com, Inc. 11/2/2000

CONTRACT FOR INTERNET MEDIA SERVICES

	This Agreement is made on November 2, 2000 by and between, Web4Boats.com, located at P.O. Box 1028, La Jolla, CA 92038, and who is hereafter referred to as CLIENT, and OTC Vision, Inc., a division of Round III Enterprises, a California Corporation who maintains its principal place of business at 2707 Garnet Ave. Suite 200H, San Diego, California 92109, and mailing address of
1804 Garnet Ave. PMB 213, San Diego, CA 92109-3352 and who is hereafter referred to as CONTRACTOR. Both CONTRACTOR and CLIENT may be collectively referred to hereafter as the "PARTIES."

 .	WHEREAS, CONTRACTOR designs and maintains Web Sites for use on the
Internet's World Wide Web, specifically serving companies in an effort to develop, implement and maintain an ongoing market awareness program for said companies;

 .	WHEREAS, CONTRACTOR seeks to build awareness within the financial community by allowing companies, via its Web Site, access to information from companies seeking to establish a network of investors, analysts and traders who have access to information from CLIENT;

 .	WHEREAS, CONTRACTOR promotes awareness of the informational needs of the financial community by increasing corporate visibility by establishing a platform for financial media placements, official publications and reports;

 .	WHEREAS, CLIENT desires to utilize CONTRACTOR's expertise to publish information related to its business on CONTRACTOR's Web Sites on the Internet's World Wide Web;

 .	WHEREAS, CLIENT shall pay CONTRACTOR a fixed fee for the ability to utilize OTC Vision's Web Site to publicize information about CLIENT'S business;

NOW, THEREFORE, the Parties agree as follows

 .	Definitions
	"Agreement" means this written Agreement between CLIENT and CONTRACTOR "Domain Name" or "Name" is the alpha-numeric name associated with
CONTRACTOR's Web Site, web pages or electronic mail.
	"Intellectual Property Rights" means rights in any patent, copyright, trademark, trade dress, and trade name; related registrations and applications for registrations; and trade secrets, know-how and goodwill.
	"Internet" means the global computer network comprising interconnected networks using standard protocols.
	"Project Manager" means one of CLIENT'S employees who shall be deemed as CLIENT'S liaison with CONTRACTOR and who shall have the power to act for CLIENT in order to make ongoing decisions under this Agreement which are binding upon CLIENT.
	"Web Page" means each individual screen display contained in CLIENT'S presentation on OTC VISION Inc.'s Web Site, which may consist of one or more data files.
	"Web Site" means all Web Pages associated with CLIENT and its products, services, or business, and which are stored on CONTRACTOR's Internet Server Computer.
	"Web Site Hosting" or "Web Host" means an entity that stores third party Web Sites on its Internet server computer, receives or stores commands or data transmitted by Internet users, transmits Web Page data to users' Internet addresses, and performs related maintenance.
	"World Wide Web" or "WWW" is a subset of the Internet, and is a common system for browsing Internet Web Sites.

2.	CONTRACTOR enters into this Agreement, and will remain throughout the term of this Agreement, as an independent contractor. CONTRACTOR agrees that it will not become an employee, partner, agent, or principal of CLIENT while this Agreement is in effect. Further, CONTRACTOR agrees that it will be solely liable for providing, at its own expense, disability, unemployment, or other insurance, workers' compensation, training, permits, licenses for itself and for its employees and subcontractors. CONTRACTOR is responsible for paying all income taxes it accrues, including estimated taxes, for services related under this Agreement. CONTRACTOR further agrees to indemnify CLIENT for any claims, costs, losses, fees, penalties, interest, or damages suffered by CLIENT resulting from CONTRACTOR's failure to comply with this provision. CONTRACTOR may, at its discretion and expense, use any employees or subcontractors
CONTRACTOR deems necessary in order to perform the services required of it under this Agreement. CLIENT shall not control, direct or supervise
CONTRACTOR's employees or subcontractors in the performance of those services.

2.1	CONTRACTOR shall be responsible for all its normal and customary business overhead, including, but not limited to: telephones, postage, photocopying, supplies, rents, or expenses otherwise related to maintaining its business and Web Site.

2.2	CLIENT agrees to reimburse CONTRACTOR for the following expenses:
airfares, hotel accommodations, newswire service fees, fax broadcasting and special bulk mailing related to the publishing CLIENT'S particular Web Page or Pages. All such expenses must be approved in advance by Client.

3.	Publication Development

3.1	Design

3.1.1	Preliminary Specifications Sheet. The Parties recognize that CONTRACTOR has previously provided to CLIENT a specification sheet which graphically illustrates all the Web Pages that CLIENT wishes to utilize on CONTRACTOR's
Web Site, including graphics and images; the functionality CLIENT desires between multiple Web Pages; and the functionality CLIENT desires between each Web Page and other end users.

3.1.2	Modified Specifications Sheets. CLIENT shall prepare information on its products, services or business for inclusion into its Web Pages.

3.1.3	Final Specification Sheet. After CLIENT submits information to
CONTRACTOR on its products, services and/or business, both Parties shall meet and confer as to the final form of CLIENT'S Web Pages. Once the Parties agree to the basic form of the Web Pages, the Parties shall sign the Final Specification Sheet attesting to the completeness of the graphical design and CLIENT'S approval of the textual content and the representations made therein.

3.1.4	During the development process, CONTRACTOR and CLIENT must work together to successfully port CLIENT'S business information to CONTRACTOR's Web Site.
The Parties pledge to use their best efforts in this endeavor. Modifications regarding textual content must be made in writing from CLIENT to CONTRACTOR, who will not be responsible for textual content of CLIENT'S messages, including information, advertisements or offers made by CLIENT'S use of CONTRACTOR's Web Site or Web Page or Web Pages.

3.1.5	All modifications to the final specifications sheet must be evidenced by the signatures on said sheet by the Parties hereto, subject to the terms of this Agreement.

3.2	Web Page Implementation

3.2.1	Once the final specification sheet is complete and signed by the
Parties, CONTRACTOR shall implement the Web Page design by posting same on its Web Site.

3.2.2	Periodically, CONTRACTOR, will evaluate CLIENT'S Web Page or Pages for the purpose of determining their effectiveness. CONTRACTOR may use any means it deems appropriate to gauge the effectiveness of CLIENT'S Web Page or Pages. Periodically, CONTRACTOR will meet and confer with CLIENT about the effectiveness of CLIENT'S Web Page or Pages. Modifications may be necessary and shall be addressed on this ongoing basis.

3.2.3	CONTRACTOR shall carry out its periodic evaluations under this section on a bi-monthly basis, and shall communicate with CLIENT in this regard.

3.3	Information Harvesting via Web Page Implementation

3.3.1	CONTRACTOR, by virtue of the services assumed under this Agreement, may from time to time obtain information about the profiles of end users who access CONTRACTOR's Web Site. These end user profiles may allow for CLIENT to develop "leads" for the sale of its stock, and may assist stockbrokers in marketing CLIENT'S stock.

3.3.2 	As part of the consideration for this Agreement, CONTRACTOR will turn over to CLIENT any and all information obtained from any end user who consents to provide such information via CONTRACTOR'S web site. This includes any person who contacts CONTRACTOR in any other form, such as the U.S. Mail or by telephone.

4.	Fees and Payment

4.1	CLIENT agrees to pay CONTRACTOR, as full consideration for the performance of services herein, one hundred thousand (100,000) shares of securities in Web4Boats.com (Stock Symbol EBOT) Corporation, said shares to be restricted under Rule 144 of the Securities and Exchange Act of 1933, with a hold of no more than 12 months; said shares to be non-cancelable and non-dilutable with piggyback registration rights on any subsequent registration statement filed by Web4Boats.com with the Securities and Exchange Commission.

5.	Term of Agreement

5.1	The term of this Agreement shall be for a period of twelve (12) months from the effective date of this Agreement. The effective date of this Agreement is the last date it is signed by the Parties hereto as evidenced on the signatory page.

5.2	Should the Parties wish to continue on past the term of this contract, as expressed above in section 5.1, a subsequent and separate writing will have to be entered into and evidenced by the signatures of both CONTRACTOR and CLIENT.

6.	Copyright and Intellectual Property Ownership

6.1	CONTRACTOR's Retained Rights

6.1.1	Works created by CONTRACTOR. The Parties expressly recognize that
CONTRACTOR's work on the Web Page or Pages, except for CLIENT'S textual content, has been specially ordered and commissioned by CLIENT and that CLIENT is the ultimate and sole owner of its Web Page and its content. To the extent that CLIENT'S Web Pages are not properly characterized as a "work made for hire" then CONTRACTOR hereby irrevocably grants, assigns and otherwise transfers exclusively to CLIENT, its successors and assigns, all rights of CONTRACTOR to the Web Page or Pages commissioned and owned by CLIENT.

6.1.2	CLIENT'S retained rights. CLIENT shall be deemed the author and owner of: CLIENT'S Web Page or Pages and its attendant intellectual property and any graphic or data provided by CLIENT that are incorporated into the Web Page or Pages.

7.	Warranties

7.1	CONTRACTOR confirms and warrants that:

7.1.1	CONTRACTOR has the right to enter into this Agreement and to grant the rights granted in it.

7.1.2	CONTRACTOR shall, in good faith, comply with the terms of this Agreement.

7.1.3	CONTRACTOR is the sole creator of its Web Site, except for those graphics provided by CLIENT for its Web Page, and neither CONTRACTOR's entering into this Agreement will impair or violate anyone else's intellectual property rights.

7.1.4	The Web Page or Pages shall be prepared in a workmanlike manner, and the
Web Site will function in conjunction with properly configured web browsers including, but not limited to: Netscape Navigator and Internet Explorer.

7.2	CLIENT confirms and warrants that:

7.2.1	CLIENT  has the right to enter into this Agreement and to grant the rights granted in it.

7.2.2	CLIENT agrees to comply with all reasonable requests of CONTRACTOR necessary to the performance of CONTRACTOR's duties under this Agreement.

8.	Disclaimers

8.1	Liability Limitations. The services provided by CONTRACTOR are provided as is, and except as provided herein, without warranty of any kind to CLIENT or to any third party, including, but not limited to, any express or implied warranties of 1) Merchantability; 2) Fitness for a Particular Purpose;
3) Quality; 4) Accuracy; 5) Non-infringement; 6) Quiet Enjoyment; 7) Effort to Achieve Purpose; and 8) Title. CLIENT agrees that any efforts made by CONTRACTOR to modify its services shall not be deemed a waiver of these limitations, and that any CONTRACTOR warranties shall be not be deemed to have failed of their essential purpose. CLIENT further agrees that CONTRACTOR shall not be liable to CLIENT or any third party, for any loss of profits, principal, loss of use, interruption of business, or any direct, indirect, incidental or consequential damages of any kind whether under this Agreement or otherwise, even if CONTRACTOR was advised of the possibility of such damages or was grossly negligent. Modifications made to CLIENT'S Web Page by CLIENT or any third party voids any remaining express or implied warranties.

8.2	CONTRACTOR shall not be liable for delays or defaults in furnishing the services hereunder, if such delays or defaults on the part of CONTRACTOR are due to:

8.2.1	Acts of God or a public enemy;

8.2.2	Acts of the United States or any state or political subdivision thereof;

8.2.3	Fires, severe weather, floods, earthquakes, natural disasters, explosions or other catastrophes;

8.2.4	Embargoes, epidemics, or quarantine restrictions;

8.2.5	Shortage of goods, labor strikes, slowdowns, differences with workmen or labor stoppages of any kind.

8.2.6	Delays of supplier or delay of transportation for any reason;

8.2.7	Causes beyond the control of CONTRACTOR in furnishing the services herein, including, but not limited to, breakdown or failure of machinery or equipment.

8.3	Third Party Transactions at CLIENT'S Peril. The Parties expressly recognize that CONTRACTOR does not operate, control or endorse any information, products, or services on the Internet, and that any entities that do offer such information, products or services are not affiliated with CONTRACTOR. CONTRACTOR does not make any express or implied warranties, representations, or endorsements TO CLIENT OR ANY THIRD PARTY whatsoever with regard to any information, products, or services provided through CONTRACTOR's Web Site and OBTAINED OR CONTRACTED OVER THE INTERNET, including, without limitation, warranties of: 1) MERCHANTABILITY; 2) FITNESS FOR A PARTICULAR PURPOSE; 3) EFFORT TO ACHIEVE PURPOSE; 4) QUALITY; 5) ACCURACY; 6) NON-INFRINGEMENT; 7) QUIET ENJOYMENT; AND 8) TITLE. CONTRACTOR shall not be liable to CLIENT or any third party for any cost or damage arising either directly or indirectly from any transaction involving CLIENT'S or any third parties information, products, or services.

8.3.1	The PARTIES agree, in recognition of the fact that CLIENT is the sole developer of the content of CLIENT'S web pages on CONTRACTOR'S server, that CLIENT agrees to indemnify and hold CONTRACTOR harmless of any claim, suit, action, at law or equity, including reasonable attorneys fees and costs, arising from any third parties reliance on information on CLIENT'S web page.

9.	Termination

9.1	Termination

9.1.1 If either Party breaches or commits a material default under this
Agreement, then the non-defaulting Party shall have the right to terminate this Agreement only after giving written notice in accordance with the following:
(a)	Upon breach or the commission of a material default, the non-breaching party shall give notice to the breaching party and the breaching party shall have 30 days to cure such default or breach. If such breach or default is not cured within 30 days from the date said notice is received from the non-
breaching party, the non-breaching party may elect to terminate this
Agreement.
(b)	At the election of the non-breaching party, extra time may be given to the breaching party to cure the default, if it is reasonable in light of the facts surrounding the breach. This election is discretionary and in favor of the non-breaching party.

9.2	Post Termination Rights

9.2.2	The various indemnification clauses in favor of the PARTIES, as provided for herein, shall survive the termination of this Agreement.

9.3.3	CONTRACTOR shall deliver to CLIENT 1 (one) copy of CLIENT'S Web Page or
Pages and HTML Code. All other copies in CONTRACTOR'S POSSESSION shall be immediately and irrevocably destroyed.

10.	Confidential Information

10.1	The Parties recognize that each shall come into possession of information that comprises valuable trade secrets and other confidential information, which is exclusively owned by the conveying party. Both Parties expressly recognize that confidential information is being conveyed to them under conditions of confidentiality, and agree that they shall not disclose confidential information to any third party during the term of this Agreement, and for a period of 1 (one) year following the termination or expiration of this Agreement. The Parties may, however, disclose confidential information to their employees on a need to know basis and in order to insure compliance with the terms and conditions of this Agreement.

10.2	The Parties recognize that the other's employees are uniquely qualified for their jobs, and that the identity of both parties' employees is confidential information. Therefore, the parties agree that, during the term of this Agreement, and for a period of 1 (one) year following the termination or expiration of this Agreement, neither party shall solicit the employment of, nor employ, any of the other party's employees.

11.	Remedies

11.1	The failure of either party to seek relief for the other party's breach of any duty under this Agreement, shall not waive the right of the non-breaching party to seek relief for any subsequent breach.

12.	Arbitration

12.1	Any dispute concerning the Parties' duties under this Agreement which the
Parties cannot resolve within 30 (thirty) days shall be directed to binding arbitration administered by, and pursuant to the rules of the American Arbitration Association ("AAA") in the County of San Diego, State of
California, with all expenses to be shared equally between the Parties.
Judgment upon any "AAA" award may be entered in any court having jurisdiction. All costs involved in the arbitration proceedings, including reasonable attorneys fees, shall be borne by the party against whom the arbitrator finds. The arbitrator shall make a finding in this regard, and it shall be made part of the arbitrator's judgment. Any costs incurred in the enforcement of the arbitration award shall be paid by the party against whom enforcement is sought.

13.	Governing Law

13.1	The construction, validity, and performance of this Agreement shall be governed by, and construed in accordance with, the laws of the State of California, and the parties expressly waive its choice of law rules. The Parties agree that venue and jurisdiction for any litigation arising out of, or related to, or regarding the validity of, this Agreement, shall lie in the County of San Diego, State of California.

14.	Notices

14.1	All notices must be in writing, and must be mailed by registered or certified mail, postage prepaid and return receipt requested. All notices to CONTRACTOR shall be addressed and delivered to: OTC Vision Inc., 1804 Garnet Ave., PMB 213, San Diego, CA 92109. All notices to CLIENT shall be addressed and delivered to Web4Boats.com, P.O. Box 1028, La Jolla, CA 92038. Notices delivered orally, or by electronic means, shall be deemed insufficient notice.

15.	Entire Agreement

15.1	This Agreement supersede any and all other agreements, either oral or in writing, between the parties with respect to the matters stated herein, and this Agreement contains all of the covenants and agreements between the Parties with respect thereto. This Agreement may be amended or modified only in writing, and shall be effective only after both parties sign it.

16.	Severability

16.1	If any provision of this Agreement is held to be invalid or unenforceable for any reason whatsoever, the remaining provisions shall remain valid and shall continue in full force and effect.

17.	Captions

17.1	Captions contained in this Agreement are for reference purposes only and are not intended by either party to describe, interpret, define, broaden or limit the scope, extent or intent of the Agreement or any of its provisions.

18.	Knowing Consent and Authority to Consent

18.1	The Parties knowingly and expressly consent to the foregoing terms and conditions. Each signatory is authorized to enter into this Agreement on behalf of its respective party.

CONTRACTOR					      CLIENT
ROUND III ENTERPRISES,				WEB4BOATS.COM
A CALIFORNIA CORPORATION




Signed:						Signed:
Printed Name: 					Printed Name:
Title:						Title:


Exhibit 10(4)     Consulting Agreement 37.9, Inc. 12/14/20000

INVESTOR RELATIONS AGREEMENT
	This Investor Relations Agreement is made between 37.9, Inc., a Nevada Corporation, with a principal place of business of 2707 Garnet Avenue, San Diego, California, 92109, hereafter referred to as "Contractor" and Web4Boats.com, Inc., hereafter referred to as "Client," located at P.O. Box 1028, La Jolla, CA 92038.

Recitals.
	Contractor is engaged in the occupation of providing investor relations services to large and small businesses. The focus of these services concerns providing business entities with support for communicating with its investor base. These services include, but are not limited to, handling phone calls and mailing literature created by business entities to its investor base.

	Client is a business entity desirous of establishing a relationship with a firm to handle its communications with its investor base.

WHEREFORE, CONTRACTOR AND CLIENT AGREE AS FOLLOWS

1. Services to Be Performed.

	Contractor agrees to perform the following financial consulting services on Client's behalf:
		a.	Handle all mailings from Client to its investor base; This
includes the process of gathering, managing and executing Client's investor relations mailings;
		b.	Perform phone call contacts with Client's investor base with information and content created by Client; and,
		c.	Monitor internet threads and respond to inquiries about Client and its affiliates, subsidiaries and other holdings.



2. Payment from Client to Contractor for Services Rendered.
	In consideration for the services to be provided by Contractor to Client, Client agrees to pay Contractor 250,000 shares of Restricted shares under Rule 144 of the Securities Act of 1933, with a restrictive legend of not more than 12 months; tax id no. 86-0889096.

3. Terms of payment.
	Client agrees to deliver said securities that comprise the consideration for this agreement within ten (10) days after the execution of this agreement.

4. Expenses.
	Client shall be responsible for any and all costs related to the services to be performed by Contractor under this Agreement. These costs include, but are not limited to, postage, copying, long distance phone calls.

5. Independent Contractor Status.
	Contractor is an independent contractor. Neither Contractor nor Contractor's employees (if any) or contract personnel are, or shall be deemed, Client's employees. In his capacity as an independent contractor, Contractor agrees and represents, and Client agrees as follows:Contractor reserves the right to perform services for others during the term of this Agreement; however, Contractor will not perform services for any competitors of Client's during the term of this Agreement, or for a period of two years after the services rendered under this Agreement have been completed.Contractor has the sole right to control and direct the means, manner and method by which he performs the services to be rendered pursuant to this Agreement.Contractor has the right to perform the services required under this Agreement at any place or location or at any time he determines is appropriate.Contractor has the power to hire assistants, subcontractors, or to use employees or contract personnel to provide the services agreed to herein.The services to be provided by Contractor to Client are to be performed solely by Contractor, or any assistants, subcontractors, employees or contract personnel whom Contractor deems are necessary to perform said services. Client shall not hire, supervise or control any assistants to help Contractor, and neither shall Client provide any training to said personnel.Client shall not require that Contractor, or any of Contractor's employees, assistants, contract personnel or subcontractors devote full time to the services to be performed herein.

6. Permits and Licenses.
	Contractor has complied with all federal, state and local laws requiring business permits, certificates, and licenses required to carry out the services to be performed under this Agreement.

7. State and Federal Taxes.
	Client will not withhold FICA from Contractor's payments or make FICA payments on Contractor's behalf;Client will not make state of federal unemployment compensation contributions on Contractor's behalf; or,Withhold state or federal income taxes from Contractor's payments.

8. Fringe Benefits.
	Contractor understands that neither Contractor nor Consultant's employees or contract personnel are eligible to participate in any employee pension, health, vacation pay, sick pay, or other fringe benefit plan of Client.

9. Workers' Compensation.
	Client shall not obtain workers' compensation insurance on behalf of Contractor or any of Consultant's employees, or contract personnel. If Contractor does have to hire employees or contract personnel in order to perform the services contemplated under this Agreement, then Contractor will bear all responsibility for acquiring workers' compensation insurance and agrees to hold Client harmless from any claim for workers' compensation benefits filed by one of Contractor's employees, subcontractors or contract personnel in performing the services rendered under this Agreement. Contractor also agrees to hold Client harmless from all costs and attorney's fees in the event that any claim contemplated under this section by one of Contractor's employees or contract personnel is filed.

10. Unemployment Compensation.
	Client shall make no state or federal unemployment compensation payments on behalf of Contractor or any of Consultant's subcontractors, employees, or contract personnel. Consultant will not be entitled to these benefits in connection with work performed under this Agreement.

11. Insurance.
	Client shall not provide insurance coverage of any kind for Contractor or Consultant's employees or contract personnel. Further, Contractor shall hold Client harmless from any loss or liability arising from performing services under this Agreement.

12. Term of Agreement.
	This Agreement will become effective when signed by both parties and will terminate one year after this agreement is executed.

13. Termination of the Agreement.
	With reasonable cause, either Client or Contractor may terminate this Agreement, effective immediately upon giving written notice to the party at the address noted in this Agreement, upon certified mail, return receipt requested. "Reasonable Cause" is limited to a material breach of this Agreement including, but not limited to, Client's failure to pay Contractor, or Contractor's failure to perform the agreed to services herein.

14. Entire Agreement.
This Agreement is the entire agreement of the parties, and all other oral or written understandings, agreements, and promises are merged into this document.

15. Intellectual Property Ownership.
	Contractor assigns to Client all patent, copyright, trademark and trade secret rights in anything created or developed by Contractor under this Agreement. Contractor agrees to help Client secure any formal intellectual property rights in said interests by completing any and all paperwork necessary. However, Client agrees to pay all of Contractor's costs in this regard, including attorney's fees relevant to this assignment.

16. Confidentiality.
	Contractor will not disclose or use, either during or after the term of this Agreement, any proprietary or confidential information of Client without Client's prior written consent except to the extent necessary to perform services on Client's behalf.
	Proprietary or confidential information includes:Written, printed, graphic or electronically recorded materials furnished by Client for Contractor to use;Business plans, customer lists, operating procedures, financial statements, trade secrets, design formulas, accounting information, know-how, computer programs and/or inventories and improvements of any kind;
and,Information belonging to any of Client's customers and suppliers about whom Consultant gained knowledge as a result of Contractor's services to Client.

17. Resolving Disputes.
	Should a dispute between the parties arise over the services rendered under this Agreement, its interpretation, or any other aspect of the relationship between Contractor and Client, the parties shall submit the matter to binding arbitration in the San Diego County Superior Court and pursuant to the arbitration procedures outlined in the California Code of Civil Procedure. Costs shall be borne equally by the parties. Judgment by the arbitrator may be entered in any court of competent jurisdiction. Costs and fees may be awarded to the prevailing party.

18. Applicable Law.
	This Agreement is governed and shall be construed according to the laws of the State of California.

19. Notices.
	All notices and other communications in connection with this Agreement shall be in writing and shall be considered given either when delivered personally or five days after deposit into the U.S. Mail with full postage prepaid thereon, certified mail, return receipt requested.

20. No Partnership.
	This Agreement does not create a partnership relationship. Contractor does not have the authority to enter into contracts on Client's behalf.

21. Assignment and Delegation.
	Contractor may not assign any obligations under this Agreement without Client's prior written approval.

22. Authority to Bind Principals.
	Both Client and Contractor represent that the signatories hereto have complete authority to bind their principal corporations or other business entities to the terms of this Agreement.

For CONTRACTOR, 37.9, INC.
Dated:
______________________________________________________


For CLIENT, WEB4BOATS.COM, INC.
Dated:

______________________________________________________










SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                               Web4Boats.com, Inc.

Date:  February 09, 2001                        /s/ Dennis Schlagel
     --------------------                      -----------------------
                                               Dennis Schlagel, President