Form 10KSB
period 2001-03-31
WEB4BOATS COM INC
filed 2001-06-27
CIK 1098278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1924
For the transition period from ___________ to ___________

                       Commission file number  000-28335

                               WEB4BOATS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

                DELAWARE                              84-1080043
     (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                      Identification Number)
             organization)


           1280 BISON, SUITE. B9-519
          NEWPORT BEACH, CALIFORNIA                          92660
   (Address of principal executive offices)                (Zip Code)


Issuer's telephone number (866) 932-2628


Securities registered under Section 12(b) of the Exchange Act:


       Title of each class             Name of each exchange on which
								registered

                  None                                None


Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference I Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
     State the issuer's revenues for its most recent fiscal year.  $4,521

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $617,762 as of June 26, 2001, at closing price of $.03 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X__ No ____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date of June 26, 2001, 20,592,089 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Web4Boats.com, Inc. is dedicated to becoming one of the leading Internet websites for boating and water sports enthusiasts and the boating industry.
(An Internet "website" is a specific electronic address on the Internet at which a person can maintain information accessible to other persons connected to the Internet.) The Company commenced its current operations in April, 1999, and launched its website on the Internet at www.Web4Boats.com in September, 1999. The Company's website currently delivers an easy to use classified advertisement database advertising boats for sale, and provides links to other boating and water sports industry related websites and services. (A link is a website marker that allows a user at one website to point to other markers and immediately bring up a view of the linked website.) Web4Boats.com plans to continuously make enhancements and additions to its website. Currently, visitors to the website are able to search through classified advertisements for over 30,000 boats for sale using a variety of search criteria. In addition, the Company's first six advertisers on its website are Amazon.com for books, West Marine for nautical gear and equipment, Key Marine Finance (a division of Key Bank USA, N.A.) for boat financing), Marine Express for boat shipping and Voyage Marine Insurance.

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

     The bagel business continued for one year and seven months. In March, 1999, due to continuing losses in the bagel business, all the bagel business assets and operations were sold for $120,000 to a person unaffiliated with the Company. Also at about that time, all the bagel business management and directors were replaced with Dennis Schlagel, the Company's current President and a Director. In April, 1999, the Company changed its name from New York Bagel Exchange, Inc. to Webboat.com, Inc. Later in April 1999, it was changed to Windom.com, Inc. and then to its current name, Web4Boats.com, Inc. The name changes were part of the negotiated items in the termination of the bagel business management.

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

Based upon informal observations by Web4Boats.com of other industry or niche focused websites and public discussions at Internet industry meetings by Internet industry spokespersons, the acceptance of the industry or niche focused websites by advertisers as a good opportunity for the placement of advertisements is stagnant or diminishing. Advertisers of products directed to particular industries or niches should be naturally attracted to a corresponding industry or niche website, but many advertisers have become wary of the touted benefits of Internet advertising. See "Market," below. Web4Boats.com believes, however, that much of its success will depend upon the Company's ability to establish awareness of its website among the boating public, the achievement of which cannot be assured, but to which Web4Boats.com will devote much of its efforts.

     Web4Boats.com has commenced to organize its website into four areas: (1) classified advertisements; (2) information services: (3) user services; and
(4) maintaining space in its website pages for fee based advertisement placement by outside vendors. (A website page is just one view of several or even thousands of available programmed views of the information at the website that is being viewed by the customer on his or her computer monitor.) The first three items are those that are designed primarily to attract the customer, while the first item (serving a dual purpose) and fourth item are the ones from which the Company plans to derive most its revenue. The Company opened its website in September, 1999, and had received or accrued less than $1,000 of revenue as of March 31, 2001.

     CLASSIFIED ADVERTISEMENTS

     Typical local newspaper publications feature less than 200 boats-for-sale advertisements in their classified ads. Web4Boats.com currently has over 30,000*** boats-for-sale classified ads in its database. The large number of boat advertisements provides boating enthusiasts with a variety of boats to shop. Management believes that the size of its classified database will attract additional sellers of boats to place their ads with Web4Boats.com.
The theory is that the mere massiveness of the database of boats for sale will attract buyers. The Company has insufficient experience with its classified advertisement operations to determine if its theory is correct.

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

     With respect to the ads that Web4Boats.com has been displaying without charge, beginning July 1, 2001 (a delay from the originally anticipated start date resulting from the Company's financial constraints), the Company plans to begin a telemarketing campaign (operated by an independent telemarketing firm) to solicit continued display of the ad based on the above fees. Advertisers who decline to pay the fee will be deleted from the displayed advertisement database. All currently displayed advertisers will be contacted over the months after implementation of the program in July. Another facet of the telemarketing campaign will be to turn into new leads for adding paid advertising the information that has, up to this point, been used to load the Company's database with fee ads. The costs for such telemarketing are planned to be covered by commissions to the telemarketing firm based on ads retained, but initial use of this process has been disappointing. The Company is reworking its telemarketing plans and may become more directly involved in the process. Plans in this area have not been finalized.

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

     Plans include the addition of capabilities to the Web4Boats.com website that enables the buyer to organize a search based upon how far he is willing to travel from his home to purchase his boat.

     INFORMATION SERVICES

     The Web4Boats.com website is linked to other websites (such as stock quotes, accuweather, houseboating.com) on the Internet to allow the boating enthusiast to conveniently move from Web4Boats.com to other websites. As of March 31, 2001, Web4Boats.com maintained eight website links. In addition, Management also plans over the next 90 days to maintain a directory of direct dial information resources not currently available on the Internet. One example could be providing access to a database that stores ocean maps or other specialized information. This will allow the search for boating information to be expanded into a much wider spectrum and allow the Web4Boats.com website to become especially useful for locating information that is otherwise difficult to obtain.

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

     ADVERTISEMENT PLACEMENT

     There are a substantial number of products currently available through vendors affiliated with the Web4Boats.com website. These affiliates generally pay a commission of from 4-15% on products purchased by persons that arrive at their website directly from Web4Boats.com's link to that website. The Company plans to seek a broader and more expansive range of product availability to add to its website, and as these relationships develop, they will become a primary revenue source for the Company. Less than $1,000 of commissions had accrued as of March 31, 2001.

     BANNER ADVERTISING

     Management was unable to obtain numbers relevant to online advertising dollars spent by the boating industry, but management believes that the potential for corporately sponsored advertising on the Web4Boats.com website is quite substantial. Therefore, online advertising revenues are expected to contribute substantially to the overall revenue base, assuming that website ad space remains a viable method for generating revenue on the Internet.
There appears to be precedence established on the Internet with regards to valuing the ad space based upon the volume of customer traffic at the website. Web4Boats.com intends to follow pricing strategies that are utilized by the majority of Internet based companies and is considering a price range between $25-$100 per 1,000 impressions, a substantial decrease over the past year. (Each Internet user's electronic request to view a website page is an impression.)

MARKET

     Recreational boating is an enormous industry in the United States. $25.6 billion dollars were spent at retail in 2000 for new and used boats, motors and engines, accessories, and other related items. There were over 12.7 million boat registrations as of December 31, 1999, for the United States and its territories. It is estimated that there are over 16 million boats currently in use. Over 115,000 marinas, boatyards, yacht clubs, dockomimiums, parks, etc. is ample evidence of America's love for boating. (A docominium is a boat docking slip sold like a condominium.) Following is a chart based primarily on information available in January, 2001, from the National Marine Manufacturer's Association (NMMA) website that provides a breakdown of the recreational boating industry.

                              2000                            1999

Participants in Boating      72,269,000                    73,208,000
All Boats in Use                ***                        16,722,600
Total Retail Sales              ***                      $22.99 billion
New Boat, Motor                 ***                       $9.3 billion
     Trailer & Acces. Sales
Pleasure Boat Exports           ***                      $674.8 million


New Product Category Annual
    Unit Sales                   2000                          1999

Outboard Boats                 ***                           233,900
Outboard Motors                ***                           331,900
Boat Trailers                  ***                           168,000
Inboard Runabouts              ***                             8,200
Inboard Cruisers               ***                             6,800
Stern-drive Boats              ***                            96,200
Canoes                         ***                           121,000
Personal Watercraft            ***                           106,000
Sailboats*                     ***                            27,800
______________
*Source:  1999*** Annual Sailing Business Review, 1999*** forecasted.

     Management believes that the most powerful and influential use of the Internet is cost effective communication to a global audience. Management has gathered very preliminary surveys of potential advertisers. According to an article published by eMarketer, it is estimated that Internet marketers will spend $7.1 billion in 2001***. Total online advertising revenues are expected to rise to $21 billion by the year 2004.

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

SALES

     The Company still has no advertising sales staff. When and if the Company can acquire financial resources, the Company intends to build an in-house sales force to solicit viable industry and related product manufacturers, suppliers, etc. to purchase banner space on the Web4Boats.com site. Company expects to charge between $5 to $100 per 1,000 impressions. The Company's revenue will increase from advertising as the traffic coming to the website increases.

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

STAFF

     As of March 31, 2001, the Company had no full-time employees and 1 part-time person (its President). Hiring of other management and staff will occur incrementally as funds become available and the need arises.

     The Company's day-to-day operations are conducted by consultants, including and Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2002. See Item 9, below.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is located at 1280 Bison, Ste. B9-519, Newport Beach, California 92660. Its telephone number is (866) 932-2628. Its mailing address is a Post Office box which an one year lease of $285. The Company believes its facilities are adequate to meet current and short-term future business needs. When and if financial resources are available, the Company will be looking for suitable office space, 2,000 to 3,000 sq. ft., in a commercial facility. If the Company develops according to its plan, then it is anticipated that additional office space will be needed within the next twelve months. Leasing costs have yet to be determined.

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

                                          HIGH      LOW

         FISCAL 2000

First Quarter                            $0.875    $0.1156
Second Quarter                           $1.0625   $0.437
Third Quarter                            $0.85     $0.312
Fourth Quarter                           $0.80     $0.10

        FISCAL 1999

First Quarter                            $0.5625   $0.1875
Second Quarter                           $1.00     $0.50
Third Quarter                            $0.5625   $0.3125
Fourth Quarter                           $0.10     $0.625

     The Company has been informed by its transfer agent that as of March 31, 2001, there were approximately 187 record owners of its Common Stock.

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

(4) On April 1, 2000, the Company issued Blair Merriam/Internet Advisors Group, Inc. 1,150,000 shares of Common Stock in satisfaction of the Company's accrued compensation obligation for management services of $115,000.

(6) On April 19,2000 the Company issued 50,000 shares of Common Stock to Everything Communicates as part of its fee agreement. These shares were valued at $27,500.

(7) On January 15, 2001 the Company issued 662,000 shares of Common Stock to RealSense.com as part of its fee agreement. These shares were valued at $244,940.

(8) On January 28, 2001 the Company issued 100,000 shares of Common Stock to Donner Corp. as part of its fee agreement. These shares were valued at $9,500.

(9) On January 25, 2001 the Company issued 100,000 shares of Common Stock to Action Stocks as part of its fee agreement. These shares were valued at $15,000.

(10) On February 12, 2001 the Company issued 100,000 shares of Common Stock to Tom Minnick as part of its fee agreement. These shares were valued at $15,000.

(11) On July 18 ,2000 the Company issued 100,000 shares of Common Stock to
Job Keltner as part of its fee agreement.  These shares were valued at $18,000.

(12) On February 12, 2001 the Company issued 100,000 shares of Common Stock to William Robotham as part of its fee agreement. These shares were valued at $18,000.

(13) On February 12, 2001 the Company issued 100,000 shares of Common Stock to Paul Verley as part of its fee agreement. These shares were valued at $18,000.

(14) On February 12, 2001 the Company issued 100,000 shares of Common Stock to Cameron Yost as part of its fee agreement. These shares were valued at $18,000.

(15) On August 11, 2000 the Company issued 100,000 shares of Common Stock to Bobbie Thomas as part of its fee agreement. These shares were valued at $16,000.

(16) On August 11, 2000 the Company issued 20,000 shares of Common Stock to Stock Exposure Company as part of its fee agreement. These shares were valued at $4,000.

(17) On August 18, 2000 the Company issued 1,000,000 shares of Common Stock to Dori R. Merriam as part of its fee agreement. These shares were valued at $100,000.

(18) On August 25, 2000 the Company issued 40,000 shares of Common Stock to
H. J. Richie as part of its fee agreement. These shares were valued at $6,000.

(19) On August 25, 2000 the Company issued 40,000 shares of Common Stock to Tom Kelly as part of its fee agreement. These shares were valued at $6,000.

(20) On August 25, 2000 the Company issued 40,000 shares of Common Stock to Ken Wardle as part of its fee agreement. These shares were valued at $6,000.

(21) On August 25, 2000 the Company issued 40,000 shares of Common Stock to Dori R. Merriam as part of its fee agreement. These shares were valued at $6,000.

(22) On September 01, 2000 the Company issued 100,000 shares of Common Stock to Michael Landers as part of its fee agreement. These shares were valued at $16,000.

(23) On October 13, 2000 the Company issued 90,000 shares of Common Stock to Stacey Levin as part of its fee agreement. These shares were valued at $35,000.

(24) On October 26, 2000 the Company issued 100,000 shares of Common Stock to Gary Bryant as part of its fee agreement. These shares were valued at $20,000.

(25) On November 09, 2000 the Company issued 100,000 shares of Common Stock to Round III Industries as part of its fee agreement. These shares were valued at $18,000.

(26) On November 09, 2000 the Company issued 250,000 shares of Common Stock to 37-9 Inc. as part of its fee agreement. These shares were valued at $13,000.

(27) On November 09, 2000 the Company issued 400,000 shares of Common Stock to Dori R. Merriam as part of its fee agreement. These shares were valued at $20,000.

(28) On January 26, 2001 the Company issued 1,000,000 shares of Common Stock to Equus Ranch Inc. as part of its fee agreement. These shares were valued at $25,000.

(29) On January 25, 2001 the Company issued 100,000 shares of Common Stock to Charles Aker as part of its fee agreement. These shares were valued at $15,000.

(30) On January 25, 2001 the Company issued 100,000 shares of Common Stock to Action Stocks as part of its fee agreement. These shares were valued at $15,000.
(31) On January 28, 2001 the Company issued 100,000 shares of Common Stock to Donner Corporation as part of its fee agreement. These shares were valued at $9,500.

(32) On March 28, 2001 the Company issued 341,396 shares of Common Stock to William Robotham as part of its fee agreement. These shares were valued at $27,312.

	The Company believes transactions (1) through (32) were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The purchasers in each case represented their intentions to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. In addition, the purchases described in item (1) through (32) were "accredited investors" as that term is defined in Rule 501(a)(3) of Regulation D.

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

     To date, the Company has had almost no revenue from any of its website or related operations. We are currently set up to derive revenue from fees and commissions from affiliate programs, such as Amazon.com and West Marine. We expect to add to these revenue generating opportunities with future revenues from fees paid by banner advertisement placements and links to other websites. It is anticipated that the enhancement of the website would include Boat Dealers/Brokers, Boat Builders/Manufacturers, Marinas, and other recreational suppliers having access to our program and services by paying initial placement fees, as well as ongoing monthly fees based upon, among other things, the size of territory, demographics and the transmittal of purchase requests to them.

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

     From April, 1999, to March, 2001, the Company's operating activities related primarily to engaging consulting personnel, raising capital, purchasing operating assets, performing product development and investing in sales and marketing programs. The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999. Revenues from that buying through March 31, 2001, however, are less than $1,000.

     The Company expects to derive substantially all of its revenues from the sale of advertisements, but has had virtually no success thus far. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions," or times that any advertisement appears on pages where the user views the advertising banner on the Web4Boats.com website. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to advertising contracts. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $5-100 per 1,000 impressions. The Company currently has no banner advertisers and its impressions are currently running about 15,000 per day.

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

RESULTS OF OPERATIONS

     Revenues for the fiscal year ended March 31, 2000 were $-0-. For the fiscal year ended March 31, 2001 revenues were $4,521. The $27 of revenue for the three months ended December 31, 1999, set forth in the Company's Form 10-QSB is now included in the $98 of interest income. The $21,060 of cash at the year ended March 31, 2000 is loan proceeds and is the balance remaining from the $47,000 of short term borrowings from two shareholder/affiliates.

     Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs.
General and administrative expense was $357,015 and 1,415,110 in the fiscal year ended March 31, 2000, and 2001 respectively. Virtually all of the first amount is related to development of the website business and includes $115,000 to Internet Advisors Group, Inc. for day-to-day management services which was subsequently met with the issuance of 1,150,000 shares of Common Stock. $1,415,110 G&A was paid by issuance of common stock and cash. The $115,000 owed to Internet Advisors Group, Inc. and $11,750 owed to a former website management company accounts for most of the Accounts Payable. The latter was also paid off in April, 2000, with return of the Company's server computer and $5,000 to meet the obligation due at that time ($15,500) and consisted of approximately $22,000 of the Company's equipment assets. Current website management is being done at a service provider that uses its own server computers which Management has determined to be more cost efficient. The cost efficiency is a result of avoidance of the continuing technology and software upgrading expenses to the Company if it had continued to own its own computers. Executive compensation in the form of Common Stock and Common
Stock options has been granted to Mr. Dennis Schlagel, the Company's President since the end of the bagel store operation, and Mr. Blair J. Merriam, with whom the Company contracted through Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2002. See Item 10, below.

     The Company has net operating loss carryforwards from years 1997 and earlier of approximately $188,000 and $94,000 for federal and California state tax purposes, respectively. With additional losses for fiscal years 1999 and 2000, the Company has total net operating loss carryforwards at March 31, 2000 of approximately $1,981,000 and $1,976,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011.

     The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. However, the President of the Company, Dennis Schlagel, received 102,000 shares of restricted Rule 144 stock in lieu of compensation and a Stock Option in April 1999, for 500,000 shares of common stock exercisable at the price of $0.50 per share. The stock and stock options were granted to Mr. Schlagel because the Company did not have sufficient cash available to induce Mr. Schlagel to join the Company in an officer and director capacity. See "Security Ownership Of Certain Beneficial Owners and Management" Item 11 below, "Executive Compensation" Item 6 below, and "Certain Relationships and Related Transactions" Item 12 below.

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

     The Company's day to day operations are provided by Mr. Blair J. Merriam under a contract with Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2002. Website maintenance, hosting and design are performed on a contract basis with HostproNETlimited. See "Certain Relationships and Related Transactions,
Item 12, below. The Company expects to continue these arrangements at least until fall of 2001. Depending on the success of the operation and the availability of funds the Company hopes at that time to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars ($10,000) per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. For the period of April, 2000, to March 2001 the Company satisfied its obligation to Internet Advisors Group, Inc. through the issuance of 1,233,333 shares of Common Stock and $4,000 cash.

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

	In June 2000, we granted stock options (not under any plan) to purchase 71,667 shares of common stock. These stock options were granted to employees, directors and consultants at exercise prices of twenty to sixty two and one half cents ($0.20 - $0.62) per share which were below the fair market value at the date of grant. In July 2000, we granted stock options (not under any plan) to purchase 12,000 shares of common stock. These stock options were granted to employees, directors and consultants at exercise prices of twenty five cents ($0.25) per share which were below the fair market value at the date of grant.

In August 2000, we granted stock options (not under any plan) to purchase 1,512,000 shares of common stock. These stock options were granted to employees, directors and consultants at exercise prices of fifteen to twenty cents ($0.15 - $0.20) per share which were below the fair market value at the date of grant. In September 2000, we granted stock options (not under any plan) to purchase 12,000 shares of common stock. These stock options were granted to employees, directors and consultants at exercise prices of thirty three cents ($0.33) per share which were below the fair market value at the date of grant. See "Security Ownership of Certain Beneficial Owners and Management" Item 11 below, "Executive Compensation", Item 10 below, and "Certain Relationships and Related Transactions", Item 12 below.

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, we believe our current cash and cash equivalents are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

     In August, 1999, the Company received $100,000 from a shareholder in exchange for 10,000 shares of Series A Preferred Stock. A portion of the cash has been used primarily to pay for hardware, software, programming and other operating expenses to launch its website and other daily operating costs. Additionally, the Company borrowed $47,000 from two shareholders which were paid off through the issuance of Common Stock. The Company anticipates that capital expenditures in the fiscal year ending March 31, 2002 will be approximately $250,000 primarily for general and administrative expenses. The Company has no current plans on how to obtain funding for the expected expenditures and is evaluating various alternatives. Inability to obtain funding will substantially slow development of the Company's operations.

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

     The Company currently has no material commitments other than its agreement with Internet Advisors and Blair Merriam. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in 2000 consistent with its anticipated growth. We cannot accurately predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

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


PLAN OF OPERATION

     Over the next twelve months the Company plans to devote most of its efforts toward acquiring financial resources and increasing awareness of its website among the boating public and professionals.

     The Company believed that the volume of classified advertisements in 2001 had reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. This has not been the case. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website. Finally, with respect to the classified ads, in July the Company will revise and re-commence a telemarketing campaign (possibly, with more Company direct involvement to the extent financing allows) to contact all current classified advertisers collected by the Company and displayed on the website with the proposal of a fee for continued display of the ad. In this way all non-paying advertisers are expected to be dropped from the displayed data base over the following 60 days. The Company did not do this under the initial telemarketing campaign because of the telemarketing campaign's poor results.

     Concurrent with the telemarketing campaign directed at classified advertisers will be the continued concerted efforts at increasing awareness of the website among the boating public and professionals. The Company plans to initially arrange most of its links from other websites and magazines through a barter arrangement under which the other website or magazine will receive a reciprocal link to its website or services thereby reducing cash outlays.

     The Company has begun to seek a significant infusion of capital, $1 - 5 million, to increase awareness of the website among the boating public and professionals and to continue development of the website. There can be no assurance that such funding will be available to the Company. In the event that such funding is not available to the Company, then Web4Boats.com would be forced to use whatever cash is generated, mostly by its classified advertisement sector, for enhancement of the website and its promotion. Such a process of development would likely be much slower than what could be achieved with the infusion of substantial new investments. Management believes, however, that the Company's business is relatively easily scalable. In other words, the website will be able to achieve its purpose. Thereafter, additional funds are devoted mostly to promotion of the website and enhancement of the core elements. The availability of funds determines the speed with which promotion and enhancements are pursued.

     Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified internet technology and sales personnel is intense, which is expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

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

                        Report of Independent Auditor


June 7, 2001


To the Board of Directors and Shareholders of Web4Boats.com., Inc.:

I have audited the accompanying balance sheets of Web4Boats.com, Inc. as of March 31, 2000 and 2001, and the related statements of operations, cash flows, and shareholders' equity for each of the two years ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, such financial statements present fairly, in all material respects, the financial position of Web4Boats.com, Inc. as of March 31, 2000 and 2001, and the results of operations and their cash flows for each of the two years ended March 31, 2000 and 2001 in conformity with generally accepted accounting principles.

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


Carl S. Sanko
Topanga, California




	Web4Boats.com, Inc.
	Balance Sheets
	March 31, 2000 and 2001






                                                      March 31,        March 31,
   	                                                    2000             2001



Assets


Current assets
  Cash	                                         $  21,060         $    251
  Prepaid expenses	                                     0           32,250
	Total current assets	                          21,060           32,501


Property and equipment
  Equipment	                                            33,604            2,444
  Accumulated depreciation	                          (5,217)            (732)
	Property and equipment, net	                    28,387            1,712


Other assets
  Trademarks, net 	                                 9,655            7,475
	Total other assets	                           9,655            7,475


Total assets	                                  $   59,102       $   41,688







	See accompanying notes to financial statements














	Web4Boats.com, Inc.
	Balance Sheets
	March 31, 2000 and 2001






                                                     	March 31,        March 31,
    	                                                    2000             2001



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                             	    $  156,655       $   23,070
  Accrued expenses	                                 2,406           10,169
  Accrued litigation settlement	                    42,500           42,500
    Short-term borrowings	                          47,000          150,881
	Total current liabilities	                   248,561          226,620


Commitments and contingencies


Shareholders' equity (deficit)
  Convertible preferred stock, par value
	$.001, 20,000,000 shares authorized,
	10,000 issued and outstanding at
	March 31, 2000 and none at March 31,
	2001. Aggregate liquidation preference
	of $1,000,000 at March 31, 2000		            10                0
  Common stock, par value $.001,
	100,000,000 shares authorized,
	5,033,460 and 18,592,089 issued
	and outstanding at March 31, 2000
	and 2001, respectively	                           5,033           18,592
  Paid in capital	                                   2,151,051        3,979,241
  Accumulated deficit	                            (2,345,553)      (4,182,765)
	Total shareholders' equity	                  (189,459)        (184,932)


Total liabilities and shareholders' equity	    $   59,102       $   41,688




	See accompanying notes to financial statements






	Web4Boats.com, Inc.
	Statements of Operations
	For the Years Ended March 31, 2000 and 2001





                                               	     Year Ended       Year Ended
	                                                March 31,        March 31,
    	                                                    2000             2001



Revenues                       	               $        0        $    4,521




Operating expenses:
  Salaries	                                           62,500            62,500
    Marketing	                                          0           364,123
  General and administrative	                        357,015         1,415,110
Total operating expenses	                        419,515         1,841,733

Loss from continuing operations	                 (419,515)       (1,837,212)


Other income:
  Gain on disposal of segment	                         72,552                 0
  Interest income	                                         98                 0
Total other income	                               72,650                 0

Net loss	                                       $ (346,865)      $(1,837,212)

Beneficial conversion feature on
  preferred stock	                                    100,000                 0

Net loss applicable to common stock
  shareholders	                                 $ (446,865)     $ (1,837,212)


Basic and dilutive loss per share	                  $  (.09)          $  (.14)







	See accompanying notes to financial statements






	Web4Boats.com, Inc.
	Statements of Cash Flows
	For the Years Ended March 31, 2000 and 2001


	                                               Year Ended       Year Ended
	                                                March 31,        March 31,
           	                                              2000             2001

Cash flows from operating activities
  Net loss                        	              $  (346,865)    $ (1,837,212)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	               6,472            2,668
	  Common stock issued for services	             137,500        1,655,689
	  Gain on disposal of segment	                   (72,552)               0
	  Changes in operating assets and
		liabilities
	  	  Accounts receivable	                     3,028                0
		  Inventory	                                 5,340                0
		  Prepaid expenses	                         0          (32,250)
		  Accounts payable	                    91,585         (133,585)
		  Accrued expenses	                   (38,394)           7,763
       	  Short term borrowings	                    47,000          103,881
Net cash provided by (used in) operating
	activities	                                    (166,886)        (233,046)

Cash flows from investing activities
  Sale of business operations	                         100,282                0
Purchases of property and equipment	                   (33,604)               0
  Purchases of trademarks            	             (10,910)               0
  Sale of fixed assets	                                     0           26,187
  Deposits	                                             6,316                0
 Net cash provided by (used in) investing
	activities	                                      62,084           26,187

Cash flows from financing activities
  Proceeds from issuance of preferred stock	       100,000                0
  Proceeds from issuance of common stock	              25,000           60,000
  Issuance of common stock for interest	                   0          126,050
  Payment for redemption of common stock	                (121)               0
 Net cash provided by (used in) financing
	activities	                                     124,879          186,050


Net increase (decrease) in cash	                    20,077          (20,809)

Cash, beginning of year	                                   983           21,060

Cash, end of year	                                   $  21,060        $     251

	See accompanying notes to financial statements





	Web4Boats.com, Inc.
	Statements of Shareholders' Equity
	For the Years Ended March 31, 2000 and 2001





                	                                   Year Ended       Year Ended
	                                                March 31,        March 31,
           	                                              2000             2001



Convertible preferred stock:
  Balance, beginning of year            	          $        0       $       10
  Convertible preferred stock issued	                  10                0
  Convertible preferred stock converted	                   0              (10)

	Balance, end of year	                              10                0



Common stock and paid in capital:
  Balance, beginning of year	                       1,576,627        2,156,084
  Common stock issued	                               579,457        1,841,749

	Balance, end of year	                       2,156,084        3,997,833



Accumulated deficit:
  Balance, beginning of year	                      (1,998,688)      (2,345,553)
  Net loss	                                          (346,865)      (1,837,212)

	Balance, end of year	                      (2,345,553)      (4,182,765)



Total shareholders' equity	                    $   (189,459)      $ (184,932)










	See accompanying notes to financial statements






	NOTES TO FINANCIAL STATEMENTS


NOTE	1  Summary of significant accounting policies

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

	On March 22, 1999, the Board of Directors approved sale of the Company's inventory and fixed assets for $120,000. The Company ceased its bagel business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition. Per Accounting Principles Board opinion
No. 30, since the disposal date occurred subsequent to fiscal year 1999, the gain is recognized on the realized date of April 19, 1999 and is therefore included as "Other income" in the Statement of Operations for the year ended March 31, 2000.

	During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. In fiscal 1999, the Company incurred $259,375 of expense for marketing, consulting and other services related to development of the Company's new business operations. In April, 1999, the Company issued 1,010,000 shares of its common stock as full payment for these services. Subsequently, for the two years ended March 31, 2001, the Company has continued to invest substantially in website development and related costs. The Company expects, as a going concern, to realize future benefits from these costs. However, all such development costs are expensed as incurred.

	The Company has no revenues from its internet site for the year ended March 31, 2000 and only minimal revenues for the year ended March 31, 2001. The Company expects, as a going concern, to derive substantial revenues from the sale of advertisements in fiscal year 2002.

		Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.


		Sale of operating assets
	In April, 2000, the Company paid $5,000 and returned $31,160 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000.
The sale resulted in a loss of $15,687 for the year ended March 31, 2001.

		Income taxes
	The Company has total net operating loss carryforwards at March 31, 2001 of approximately $1,981,000 and $1,976,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

		Earnings per share
	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each fiscal year period.


NOTE	2  Shareholders' equity

		Compensatory stock issuance
During each of the years ended March 31, 2000 and 2001, the Company received salary compensation valued at $62,500 in exchange for common stock.

		Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of March 31, 2001. The number of shares represented by stock options outstanding at March 31, 2001 are 3,679,667 shares with an option price of $.07 to $1.00 per share, and $1,520,178 in total, and with a market price at date of grant of $.06 to $2.00 per share, and $2,056,810 in total. Outstanding options expire on various dates from June, 2001 to March, 2003. Included in stock options outstanding at March 31, 2001, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.

		Stock redeemed and issued
	In April, 1999, the Company contractually redeemed, at par value, 1,215,000 shares of common stock, representing all the outstanding stock held by a former officer of the Company. The Company then issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer as consideration for services which are fully rendered as of March 31, 2001.

		Preferred stock
	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party.
A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2001.

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

	During the year ended March 31, 2001, the Company received $140,000 from eight lenders, two of which were related parties, in exchange for promissory notes with interest at 12% per year and terms ranging from seven days to six months. As inducement to obtain the unsecured loans, the Company issued a total of 560,000 shares of common stock, valued at $123,800, which was recorded as interest expense during the year ended March 31, 2001. At
March 31, 2001, the Company had unsecured promissory notes, inclusive of accrued interest, of $161,050, payable to eight shareholders, and that bear annual interest at rates of 10% to 12%.

		Stock options
	Represented in outstanding stock options are 3,320,000 shares at March 31, 2001 to related parties.


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

	During the year ended March 31, 2001, the Company issued 10,267,233 shares of its common stock, of which 4,633,333 shares were to related parties. The shares were in exchange for $52,875 in short term borrowings and interest payable and in exchange for $1,384,253 as compensation for services, of which $124,828 had been accrued at March 31, 2000 and $32,250 is a prepaid expense at March 31, 2001.

		Interest paid
	In fiscal years 2000 and 2001, the Company charged to operations interest expense of $2,064 and $137,256, respectively. Interest paid during fiscal year ending March 31, 2000 was $1,258. Interest paid during fiscal year ending March 31, 2001 was $4,841.

NOTE	5  Commitments and Contingencies

		Contract commitments
	On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services.
The contract was renewed through March 31, 2001. For the year ended March 31, 2001, $4,000 in cash and 1,233,333 shares of common stock, valued at $116,000 were issued as payment of services received from April through March, 2001.

		Service commitments
	The Company has entered into various contracts for professional services related to managing and promoting its website. Commitments as of March 31, 2001 under these contracts total $154,750 for year ending March 31, 2002, with no commitments thereafter.

		Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of March 31, 2000 and 2001.

NOTE	6  Subsequent events

		Corporate Location
	In June, 2001, the Company moved its corporate office location from San Diego, California to Newport Beach, California with no material interruption of business activities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
     Pursuant to the Company's Certificate of Incorporation and its By-Laws, the members of the Board of Directors serve for one-year terms. The Company's current directors and executive officers are:

Name                           Age                     Position

Blair J. Merriam(1)            43                   General Manager

Dennis Schlagel(1)             61                   President, Director,
                                                    Secretary, Treasurer

Daniel Thornton                41                   Director
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

     Mr. Daniel Thornton has been a director of the Company since October 1, 1999. In June, 2000, Mr. Thornton will assume a position as director of sales and marketing and general manager of Capnet Gateway Online Services, an internet-based healthcare information and management services portal for Meridian Holdings, Inc. Mr. Thornton is a member of the board of directors of Meridian subsidiary InterCare.com, Inc.. From September 1996 to April, 2000, Mr. Thornton has been Chief Executive Officer of BioSynergy Natriceuticals, Inc., a supplier of raw materials and secondary ingredients to the dietary supplement industry. For 2 years prior to September 1996, he was Chief Executive Officer of Stevion Co.

     Directors occasionally consult on an informal basis and, under the Company's bylaws, are to meet formally for the annual meeting of directors.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     None



ITEM 10.  EXECUTIVE COMPENSATION.

     The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2001. Neither person was employed in an executive capacity with the Company for any period prior to April 1, 1999.

                                           Long Term Compensation
                                           ----------------------
                     Annual Compensation           Awards
                    ---------------------  ----------------------
Name                               Other               Securities
And                                Annual  Restricted  Under-      All Other
Principal                          Compen- Stock       lying        Compen-
Position         Salary      Bonus sation  Awards      Options      sation

Blair J. Merriam
General Manager
           2000   $  4,000(1) -0- $116,000(3) $-0-    -500,000-     -0-
           1999   $115,000(2) -0-   -0-     $193,750(4) -0-         -0-


Dennis Schlagel
President, Chief
Executive Officer,
Secretary, Treas.,
Director
           2000                    $122,000(3)
           1999    -0-         -0-   -0-     $250,000(5) 500,000(6)    -0-

-------------------

(1) Cash compensation is pursuant to an Agreement with Internet Advisors
Group, Inc., which is 100% owned and operated by Mr. Merriam. This amount may be paid in "cash, stock or any combination thereof." This amount was "paid" by issuance of 1,233,333 shares of Common Stock and $4,000 cash. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2002.

(2) Cash compensation is pursuant to an Agreement with Internet Advisors Group, Inc., which is 100% owned and operated by Mr. Merriam. This amount may be paid in "cash, stock or any combination thereof. This amount was accrued and unpaid at March 31, 2000. In April, 2000, this amount was "paid" by issuance of 1,150,000 shares of Common Stock.

(3) Value of shares of Common Stock registered under Form S-8.

(4) Issued to Mr. Blair J. Merriam or companies over which he has 100% control and ownership. The value (based on closing price) of these shares (800,000) at the end of the 1999 fiscal year was $632,000. See "Security Ownership of Certain Beneficial Owners and Management" in Item 11, above and "Certain Relationships and Related Transactions" in Item 12, below.
(5) The value (based on closing price) of these shares (500,000) at the end

(6) of the last completed fiscal year was $395,000

(7) Mr. Schlagel received options for 500,000 shares on April 20, 1999. The exercise price of the options is $.50 per share and the market price of the Company's Common Stock on the date of grant was $.50 per share. See "Security Ownership of Certain Beneficial Owners and Management" in Item 11, above and "Certain Relationships and Related Transactions" in Item 12, below.
------------------
     No other executive officer of the Company receives an annual salary and bonus in excess of $100,000.

EMPLOYMENT ARRANGEMENTS

     The Company has no employment agreements with any of its employees. The Company does, however, have an agreement with Internet Advisors Group, Inc. upon which it depends heavily for its day to day operations. The Company engaged Internet Advisors Group, Inc. to set up its business operations and establish its website design parameters. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2002. See "Certain Relationships and Related Transactions" in Item 12, below.

STOCK OPTIONS AND WARRANTS

     The following table sets forth options awarded to executive officers for the fiscal year ended March 31, 2001.

                                    INDIVIDUAL GRANTS
                Number of       % of Total
                Securities      Options
                Underlying      Granted to
                Options         Employees in    Exercise or Base  Expiration
Name            Granted (#)     Current Year    Price ($/sh)      Date

Dennis Schlagel   1,000,000         27%           $.15(1)         8/1/04
Blair J. Merriam    500,000		14%           $.15(1)         8/1/04

------------------
(1)      The market price on the date of grant was $.16.
------------------
     The following tables contain option data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2001.







                     AGGREGATED OPTION EXERCISES IN CURRENT FISCAL YEAR
                        AS OF 3/31/01 AND OPTION VALUES AS OF 3/31/01
                                            Number of
                                            Securities          Value of
                                            Underlying          Unexercised
                                            Unexercised         In-the-Money
                                            Options at          Options at
                                            3/31/01             3/31/01(1)

                     Shares Acquired       Exercisable/        Exercisable/
Name                 on Exercised          Unexercisable       Unexercisable

Blair J. Merriam(2)      -0-            500,000/-0-            $-0-/$-0-

Dennis Schlagel          -0-            1,000,000/-0-          $-0-/$-0-

------------------
(1) Computed based on the differences between the fair market value (closing price) on March 31, 2001, ($.-0- per share) and aggregate exercise prices.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables sets forth the number and percentage of outstanding shares of Company Common Stock and Series A Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of March 31, 2001.





COMMON STOCK

NAME AND ADDRESS OF      PERCENTAGE OF        NUMBER OF SHARES OF
BENEFICIAL OWNER           OWNERSHIP             COMMON STOCK
                                              BENEFICIALLY OWNED

Dennis Schlagel             18.4%                   3,700,000(1)
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton              *                      25,000
3648 Navajo Street
Denver, CO 80211

Blair J. Merriam            24.3%                   4,853,333(2)
P.O. Box 5235
Cheyenne,  WY  82003

Dori Merriam                 8.7%                   1,640,000(3)
6150 La Jolla Mesa Drive
La Jolla, CA 92037

All executive officers and  39.9%                  8,553,333(1)(2)
directors as a group
(3 persons)
------------------

*  Indicates ownership of less than one percent.

(1) Includes 1,500,000 shares that may be acquired pursuant to the exercise of options.

(2) Includes 700,000 shares that may be acquired pursuant to the exercise of options and beneficial ownership of shares by the following entities that are 100% owned by Mr. Merriam: Spika Corp. - 640,000 shares that may be acquired pursuant to the exercise of options; Internet Advisors Group, Inc. - 100,000 shares direct; EQUUS Ranch Inc. 1,000,000 shares direct.

(3) Blair Merriam is Dori Merriam's nephew through her husband's family. Includes 200,000 shares that may be acquired through the exercise of options held by her husband, James Merriam. Ms. Merriam disclaims beneficial ownership of any shares of Common Stock beneficially owned by her husband. See following table.
------------------

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

     Internet Advisors Group, Inc. is to be paid $10,000 per month in "cash, stock, or any combination thereof" for these services. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2002. Also in April, 2000, the Company satisfied its $115,000 accrued and unpaid obligation to Internet Advisors Group, Inc. by issuing it 1,150,000 shares of Common Stock.

     In fiscal year ended March 31, 2001, Internet Advisors was paid it $120,000 through the issuance of 1,233,333 shares of Common Stock and $4,000 cash.

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

10(13) 3/7/2000 Cooperative Marketing and Commerce Agreement with Acacia Marine, L.L.C.

10(14)     4/10/2000 Services Agreement with 540 Degrees, Inc. d/b/a/
           Gateway Arts

10(15)     4/12/2000 Website Hosting Agreement with HostproNETlimited

10(16)     4/19/2000 Consulting Agreement with Everything Communicates, LLC

10(17)**   Consulting Agreement between Hector Beltran and Web4Boats.com, Inc.

10(18)***  Consulting Agreement Stock Exposure, Inc. 7/31/2000

10(19)***  Agreement for Landers' Services 9/1/00

10(20)**** Consulting Agreement Gary Bryant 10/11/2000

10(21)**** Consulting Agreement Carlos Jorge DeBaisieux 10/17/2000

10(22)**** Consulting Agreement OTCVision.com, Inc. 11/2/2000

10(23)**** Consulting Agreement 37.9, Inc. 12/14/20000

10(24)*     6/15/2000 Option to Everything Communications to acquire 26,667
		shares of Common Stock

10(25)*     6/15/2000 Option to Gateway Arts to acquire 153,000 shares of
		Common Stock

10(26)*     8/01/2000 Option to Blair Merriam to acquire 500,000 shares of
		Common Stock

10(27)*     8/01/2000 Option to Dennis Schlagel to acquire 1,000,000 shares of
		Common Stock

*     Incorporated by reference to Form 10SB.
**    Incorporated by reference to Form 10Q-SB, 6/30/00.
***   Incorporated by reference to Form 10Q-SB, 9/30/00.
****  Incorporated by reference to Form 10Q-SB, 12/31/00.














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

Date:  June 26, 2001

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Daniel Thornton
     --------------------
     Daniel Thornton, Director

Date:  June 26, 2001