Form 10QSB
period 2001-06-30
WEB4BOATS COM INC
filed 2001-08-09
CIK 1098278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended June 30, 2001
                                                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                            For the transition period from          to
                                                           ---------   ------

                            Commission file number   000-28335
                                                   ----------------

                           Web4Boats.com, Inc.
-----------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Delaware                                       84-1080043
----------------------------------                   ------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

          1280 BISON, SUITE. B9-519
          NEWPORT BEACH, CALIFORNIA                          92660
   (Address of principal executive offices)                (Zip Code)
-----------------------------------------------------------------------------
                  (Address of principal executive office)

                             (866) 932-2628
-----------------------------------------------------------------------------
                        (Issuer's telephone number)


-----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 8th, 2001, 21,592,089 shares.

Transitional Small Business Format (Check one):  Yes [ ] No [x]

                              WEB4BOATS.COM, INC.

                                  FORM 10-QSB




                                        1


                              TABLE OF CONTENTS

                                                                       Page

PART I--FINANCIAL INFORMATION----------------------------------------    3

Item 1.  Financial Statements----------------------------------------    3

     Independent Accountant's Review Report--------------------------    3

     Balance Sheets--------------------------------------------------    4

     Statements of Operations----------------------------------------    6

     Statements of Cash Flows----------------------------------------    7

     Notes to Financial Statements-----------------------------------    8

Item 2.  Management's Discussion and Analysis or Plan of Operation---   12

PART II--OTHER INFORMATION-------------------------------------------   17

Item 1.  Legal Proceedings-------------------------------------------   17

Item 2.  Changes in Securities---------------------------------------   17

Item 3.  Defaults Upon Senior Securities-----------------------------   17

Item 4.  Submission of Matters to a Vote of Security Holders---------   17

Item 5.  Other Information-------------------------------------------   17

Item 6.  Exhibits and Reports on Form 8-K----------------------------   18

Signatures-----------------------------------------------------------   18













                                        2






                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.



	Independent Accountant's Review Report



August 3, 2001



To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of June 30, 2000 and 2001, and the related statements of operations and cash flows for each of the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Web4Boats.com, Inc.

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





Carl S. Sanko
Topanga, California






                                        3
	                         Web4Boats.com, Inc.
	                           Balance Sheets
	                        June 30, 2000 and 2001







                                                     	June 30,         June 30,
     	                                                    2000             2001



Assets


Current assets
  Cash	                                         $  50,627         $  9,913
  Prepaid expenses	                                     0         $ 20,000
	Total current assets	                          50,627           29,913


Property and equipment
  Equipment	                                             2,444            2,444
	                                                   2,444            2,444
  Accumulated depreciation	                        (    366)        (    854)
	Property and equipment, net	                     2,078            1,590


Other assets
  Trademarks, net 	                                  9,110            6,929
	Total other assets	                            9,110            6,929


Total assets	                                   $   61,815       $   38,432















	             See accompanying notes to financial statements

                                  - Unaudited -

	                         Web4Boats.com, Inc.
	                           Balance Sheets
	                       June 30, 2000 and 2001





	                                                June 30,         June 30,
                                                         2000             2001



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	          $  150,980       $   46,692
  Accrued expenses	                                 4,171           14,376
  Accrued litigation settlement	                    42,500           42,500
    Short-term borrowings	                         139,000          136,781
	Total current liabilities	                   336,651          240,349



Shareholders' equity (deficit)
  Preferred stock, par value $.001,
	20,000,000 shares authorized,
	10,000 and 0 shares issued and
	outstanding at June 30, 2000
	and 2001, respectively	                              10                0
  Common stock, par value $.001,
	100,000,000 shares authorized,
	6,253,460 and 20,592,089 issued
	and outstanding at June 30, 2000
	and 2001, respectively	                           6,253           20,592
  Paid in capital	                                   2,302,284        4,027,241
  Accumulated deficit	                            (2,583,383)      (4,249,750)
	Total shareholders' equity	                (  274,836)      (  201,197)


Total liabilities and shareholders' equity	    $   61,815       $   38,432







           	    See accompanying notes to financial statements

	                          - Unaudited -

	                         Web4Boats.com, Inc.
	                      Statements of Operations
	           For the Three Months Ended June 30, 2000 and 2001






	                                          3 Months Ended   3 Months Ended
	                                                 June 30,         June 30,
           	                                              2000             2001






Revenues                       	               $      189        $      408






Operating expenses:
  Salaries	                                           15,625                 0
    General and administrative	                  222,394            67,392
Total operating expenses	                        238,019            67,392

Loss from operations	                             (237,830)         ( 66,984)

Other income	                                          0                 0


Net income (loss)	                                 $ (237,830)       $ ( 66,984)

Basic and dilutive income (loss) per share	     $  (.040)         $  (.003)














	         See accompanying notes to financial statements

	                        - Unaudited -

	                         Web4Boats.com, Inc.
	                      Statements of Cash Flows
	            For the Three Months Ended June 30, 2000 and 2001




	                                           3 Months Ended  3 Months Ended
	                                                 June 30,        June 30,
           	                                              2000            2001

Cash flows from operating activities
  Net income (loss)                       	    $ (237,830)      $ ( 66,984)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	                 667              668
	  Common stock issued for services	             152,453                0
	  Changes in operating assets and
		liabilities
	  	  Prepaid expenses	                         0           12,250
		  Accounts payable	                    (5,675)          23,622
		  Accrued expenses	                     1,765            4,206
       	  Short-term borrowings        	        92,000          (14,100)
Net cash provided by (used in) operating
	activities	                                       3,380          (40,338)


Cash flows from investing activities
  Sale of fixed assets	                                26,187                0
 Net cash provided by (used in) investing
	activities	                                      26,187                0


Cash flows from financing activities
   Proceeds from issuance of common stock	                   0           50,000
 Net cash provided by (used in) financing
	activities	                                           0           50,000


Net increase (decrease) in cash	                    29,567            9,662

Cash, beginning of period	                          21,060              251

Cash, end of period	                             $  50,627        $   9,913






	          See accompanying notes to financial statements

	                           - Unaudited -

	                  NOTES TO FINANCIAL STATEMENTS


NOTE	1  Summary of significant accounting policies

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

     The Company had only minimal revenues from its internet site for the three months ended June 30, 2000 and 2001. The Company expects, as a going concern, to derive substantial revenues from the sale of advertisements in the remaining quarters of fiscal year 2001.


		Property and equipment
     Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.

                                        8
		Sale of operating assets
     In April, 2000, the Company paid $5,000 and returned $31,160 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000. The sale resulted in a loss of $15,687 for the quarter ended June 30, 2000.

		Income taxes
     The Company has net operating loss carryforwards from fiscal years 2000 and earlier of approximately $1,988,000 and $1,983,000 for federal and California state tax purposes, respectively. With additional loss for the three months ended June 30, 2001, the Company has total net operating loss carryforwards at June 30, 2000 of approximately $2,043,000 and $2,038,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

		Earnings per share
	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period.


NOTE	2  Shareholders' equity

		Compensatory stock issuance
	During the three months ended June 30, 2000, the Company received salary compensation of $27,625 in exchange for common stock.

		Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of June 30, 2001. The number of shares represented by stock options outstanding at June 30, 2001 3,679,667 shares with an option price of $.07 to $1.00 per share, and $1,520,178 in total, and with a market price at date of grant of $.06 to $2.00 per share, and $2,056,810 in total. Outstanding options expire on various dates from June, 2001 to March, 2003.
 Included in stock options outstanding at June 30, 2001, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.

		Stock redeemed and issued
	In April, 1999, the Company issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer as consideration for services which were fully rendered as of March 31, 2001.


                                        9


		Issuance of preferred stock
	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock.
Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at June 30, 2001.

	In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued.


NOTE	3  Related parties

		Short term borrowings
	At June 30, 2000, the Company had unsecured promissory notes, inclusive of accrued interest, of $141,571, payable to six shareholders. The notes bear annual interest at a rates of 10% to 12%.

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

	At June 30, 2001, the Company had unsecured promissory notes, inclusive of accrued interest, of $151,158, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

		Stock options
	Represented in outstanding stock options are 3,320,000 shares at June 30, 2001, to related parties.


NOTE	4  Statements of Cash Flows

		Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

		Noncash transactions
	During the three months ended June 30, 2000, the Company issued 1,220,000 shares of its common stock, of which 1,150,000 shares was to a related party.
The shares were compensation in exchange for $136,828 in services, of which $124,828 had been accrued at March 31, 2000.

		Interest paid
	During the three months ended June 30, 2000 and 2001, the Company charged to operations interest expense of $709 and $4,206, respectively. No interest was paid for either period.

                                       10
NOTE	5  Commitments and Contingencies

		Contract commitments
	On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services. The contract was renewed through March 31, 2002. For the year ended March 31, 2001, $4,000 in cash and 1,233,333 shares of common stock, valued at $116,000 were issued as payment of services received from April through March, 2001.

		Service commitments
	The Company has entered into various contracts for professional services related to managing and promoting its website. Commitments as of June 30, 2001 under these contracts total $110,000 for year ending March 31, 2002, with no commitments thereafter.

		Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500.
The unpaid settlement amount is accrued as of June 30, 2000 and 2001.


NOTE	6  Subsequent events

		Contract commitments
	On July 11, 2001, the Company entered into contract with a third party investment banker, under which terms the Company will receive various investment banking services in exchange for 500,000 shares of Company stock having a value of $30,000.


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



                                       11


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


                                       12

It is anticipated that the enhancement of the website would include Boat Dealers/Brokers, Boat Builders/Manufacturers, Marinas, and other recreational suppliers having access to our program and services by paying initial placement fees, as well as ongoing monthly fees based upon, among other things, the size of territory, demographics and the transmittal of purchase requests to them.

     We anticipate that we will derive direct revenue from the volume of purchases made as a result of visiting our website. We also believe our ability to attract subscribing dealers/brokers and other affiliates for our website, is directly related to the volume of visits and subsequent purchases we expect to occur as a result of a visit to our website. As of June 30, 2001, we had an historic daily average over the preceding month of approximately 15,000 impressions with an historic daily average of approximately 297 user sessions per day. The Company believes this is a fair approximation of the use of the site by the boating public at this time because most of the development work by website designers visiting the site has been completed.

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

     The Company began accruing commissions from products being purchased by Web4Boats.com viewers being linked to the company's affiliation program in September, 1999. Revenues from that buying through June 30, 2001, however, continues to be minimal.

     The Company expects to derive substantially all of its revenues from the sale of advertisements, particularly classified advertisements of boats for sale. The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $5-100 per 1,000 impressions. The Company currently has no banner advertisers and its impressions are currently running approximately 15,000 per day.

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



                                       13

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


RESULTS OF OPERATIONS

     Revenues for the three months ended June 30, 2001 were $408.

     Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $67,392 for the three months ended June 30, 2001, an approximate $155,000 decrease from the end of the June 30, 2000, three month period, but the June 30, 2000, numbers included marketing. Virtually all of the amounts up until September 30, 2000, were related to development of the website business and include amounts owed to Internet Advisors Group, Inc. or Blair Merriam, its sole shareholder and employee, for day-to-day management services which has generally been met with the issuance of shares of Common Stock. The expenses subsequent to September 30, 2000, were mostly for marketing. This is consistent with the Company's push to establish its brand name with the assistance of consultants and advertising companies. Most of this expense has been paid with the issuance of the Company's common stock, both restricted and registered under Form S-8. The resulting net loss for the three months ended June 30, 2001, was $(66,984) or $(.003) per share.

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

                                       14
     The accounts payable consist mainly of accounting, legal and website design and development and advertising ($240,349; See Financial Statements).

     Overall, the Company's general and administrative and marketing expense has decreased substantially. These expenses over the 3 months ended June 30, 2001, consisted mostly of payments to consultants to develop the Company's brand name and promote its features.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through borrowing or through the issuance of common stock.

The Company expects to continue issuing Common Stock and Common Stock options in exchange for services until it has cash to meet these obligations

     The Company anticipates that capital expenditures in the fiscal year ending March 31, 2002 will be approximately $250,000, primarily for additions to the Company's website design and service, most of which has been incurred and paid. The Company has no current plans on how to obtain additional funding for the expected expenditures and is evaluating various alternatives. Inability to obtain funding will substantially slow development of the Company's operations.

     With respect to fiscal years beyond March 31, 2002, we may be required to raise additional capital to meet our long term operating requirements. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition. Although our revenues have decreased since implementation of the Web4Boats.com business, our expenses have continued to, and in the foreseeable future are expected to, exceed our revenues. Accordingly, we do not expect to be able to fund our operations from internally generated funds for the foreseeable future.

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

PLAN OF OPERATION

     The core elements of the Company's website are complete and operational. Over the next twelve months the Company plans to devote most of its efforts and financial resources toward increasing awareness of its website among the boating public and professionals.
                                       15
     The volume of classified advertisements has reached the point that management believes it is sufficient, because of its size, to attract boat buyers and others to the website. In addition, management also believes that the website traffic will now justify fees for all new ads placed on the website.

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

     Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff by the end of 2001, which is later than initially anticipated. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified internet technology and sales personnel is intense, which is expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

KNOWN RISKS AND TRENDS

     SEASONALITY

     We expect our business to experience the seasonality of the boating and warm weather recreational equipment industry as it matures.


     LIABILITY FOR THE COMPANY'S SERVICES

     Web4Boats.com hosts a wide variety of information, community, communications and commerce services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against Web4Boats.com for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by its users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, Web4Boats.com could be exposed to
                                       16
liability with respect to the selection of listings that may be accessible through its Web4Boats.com-branded products and media properties, or through content and materials that may be posted by users in classifieds, message boards, clubs, chat rooms, or other interactive community-building services. Any such finding of liability against Web4Boats.com could have a material adverse effect on the Company's business.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.


                                       17
Item 6.  Exhibits and Reports on Form 8-K.

None.


                                 EXHIBITS

None




SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                               Web4Boats.com, Inc.

Date:  August 8th, 2001                        /s/ Dennis Schlagel
     --------------------                      -----------------------
                                               Dennis Schlagel, President





























                                       18