Form 10QSB
period 2001-09-30
WEB4BOATS COM INC
filed 2001-11-14
CIK 1098278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended Sept 30, 2001
                                                        ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                            For the transition period from          to
                                                           ---------   ------

                            Commission file number   000-28335
                                                   ----------------

                           Web4Boats.com, Inc.
-------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Delaware                                       84-1080043
---------------------------------                   ------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)

          1625 Broadway Suite 770
          Denver, CO                                        80202
   (Address of principal executive offices)                (Zip Code)
----------------------------------------------------------------------------
                  (Address of principal executive office)

                             (866) 932-2628
----------------------------------------------------------------------------
                        (Issuer's telephone number)


----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2001, 22,492,089 shares.

Transitional Small Business Format (Check one):  Yes [ ] No [x]

                              WEB4BOATS.COM, INC.

                                  FORM 10-QSB


                                        1


                              TABLE OF CONTENTS

                                                                       Page

PART I--FINANCIAL INFORMATION----------------------------------------    3

Item 1.  Financial Statements----------------------------------------    3

     Independent Accountant's Review Report--------------------------    3

     Balance Sheets--------------------------------------------------    4

     Statements of Operations----------------------------------------    6

     Statements of Cash Flows----------------------------------------    7

     Notes to Financial Statements-----------------------------------    9

Item 2.  Management's Discussion and Analysis or Plan of Operation---   13

PART II--OTHER INFORMATION-------------------------------------------   18

Item 1.  Legal Proceedings-------------------------------------------   18

Item 2.  Changes in Securities---------------------------------------   18

Item 3.  Defaults Upon Senior Securities-----------------------------   18

Item 4.  Submission of Matters to a Vote of Security Holders---------   18

Item 5.  Other Information-------------------------------------------   18

Item 6.  Exhibits and Reports on Form 8-K----------------------------   18

Signatures-----------------------------------------------------------   18













                                        2








                         PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements.

	               Independent Accountant's Review Report





November 6, 2001



To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of September 30, 2000 and 2001, and the related statements of operations for each of the three months and six months then ended, and the related statements of cash flows for each of the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Web4Boats.com, Inc.

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






Carl S. Sanko
Topanga, California


                                        3





	Web4Boats.com, Inc.
	Balance Sheets
	September 30, 2000 and 2001







	                                          September 30,     September 30,
           	                                            2000              2001



Assets


Current assets
  Cash	                                         $     247         $    204
  Prepaid interest	                                     0            5,000
    Prepaid consulting fees	                          52,000           39,417
  Prepaid advertising	                               140,083                0
	Total current assets	                         192,330           44,621


Property and equipment
  Equipment	                                             2,444            2,444
  Accumulated depreciation	                       (    488)        (    976)
	Property and equipment, net	                     1,956            1,468


Other assets
  Trademarks, net 	                                 8,565            6,383
	Total other assets	                           8,565            6,383


Total assets	                                  $  202,851       $   52,472










	See accompanying notes to financial statements

	- Unaudited -
                                         4


	Web4Boats.com, Inc.
	Balance Sheets
	September 30, 2000 and 2001







                      	                        September 30,     September 30,
           	                                            2000              2001



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	          $  338,991       $  109,381
  Accrued expenses	                                 6,643           18,289
  Accrued litigation settlement	                    42,500           42,500
    Short-term borrowings	                         167,100          135,281
	Total current liabilities	                   555,234          305,451



Shareholders' equity (deficit)
  Preferred stock, par value $.001,
	20,000,000 shares authorized,
	0 issued and outstanding at
    September 30, 2000 and 2001,
	respectively	                                     0                0
  Common stock, par value $.001,
	100,000,000 shares authorized,
	10,341,793 and 22,492,089 issued
	and outstanding at September 30, 2000
	and 2001, respectively	                          10,342           22,492
  Paid in capital	                                   2,916,072        4,078,341
  Accumulated deficit	                            (3,278,797)      (4,353,812)
	Total shareholders' equity	                (  352,383)      (  252,979)


Total liabilities and shareholders' equity	$  202,851       $   52,472







	See accompanying notes to financial statements

	- Unaudited -

	Web4Boats.com, Inc.
	Statements of Operations
	For the Six Months Ended September 30, 2000 and 2001






                                        	  6 Months Ended   6 Months Ended
                                         	    September 30,    September 30,
           	                                         2000              2001






Revenues                       	               $    1,848        $      609




Operating expenses:
  Salaries	                                           31,250                 0
    General and administrative	                  903,841           171,655
Total operating expenses	                        935,091           171,655

Loss from operations	                             (933,243)         (171,046)


Other income	                                          0                 0


Net loss	                                       $ (933,243)       $ (171,046)


Basic and dilutive loss per share	                 $  (.130)         $  (.004)











	See accompanying notes to financial statements

	- Unaudited -

	Web4Boats.com, Inc.
	Statements of Operations
	For the Three Months Ended September 30, 2000 and 2001






	                                          3 Months Ended   3 Months Ended
	                                           September 30,    September 30,
           	                                             2000             2001






Revenues                       	               $    1,658        $      201




Operating expenses:
  Salaries	                                           15,625                 0
    General and administrative	                  681,447           104,263
Total operating expenses	                        697,072           104,263



Net loss	                                       $ (695,414)       $ (104,062)


Basic and dilutive loss per share	                  $  (.08)         $  (.005)

















	See accompanying notes to financial statements

	- Unaudited -

	Web4Boats.com, Inc.
	Statements of Cash Flows
	For the Six Months Ended September 30, 2000 and 2001




	                                           6 Months Ended  6 Months Ended
	                                            September 30,   September 30,
           	                                              2000            2001

Cash flows from operating activities
  Net loss                       	               $ (933,243)      $ (171,046)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	               1,334            1,336
	  Common stock issued for services	             482,245           47,000
	  Changes in operating assets and
		liabilities
	  	  Prepaid expenses	                         0          (12,167)
		  Accounts payable	                   182,335           86,310
		  Accrued expenses	                     4,237            8,120
       	  Short-term borrowings        	       120,100          (15,600)
Net cash provided by (used in) operating
	activities	                                    (142,992)         (56,047)


Cash flows from investing activities
  Sale of fixed assets	                                26,187                0
  Net cash provided by (used in) investing
	activities	                                      26,187                0


Cash flows from financing activities
  Proceeds from issuance of common stock	                   0           50,000
Issuance of common stock in payment of
	interest payable	                                95,992            6,000
 Net cash provided by (used in) financing
	activities	                                      95,992           56,000


Net increase (decrease) in cash	                   (20,813)             (47)

Cash, beginning of period	                          21,060              251

Cash, end of period	                             $     247        $     204




	See accompanying notes to financial statements

	- Unaudited -

	NOTES TO FINANCIAL STATEMENTS



NOTE	1  Summary of significant accounting policies

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

	The Company had only minimal revenues from its internet site for the six months ended September 30, 2000 and 2001. The Company does not expect, as a going concern, to derive substantial revenues until fiscal year 2002.

		Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-
line method.
                                         9


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

		Income taxes
	The Company has net operating loss carryforwards from fiscal years 2000 and earlier of approximately $1,620,000 and $1,617,000 for federal and California state tax purposes, respectively. With additional loss for the six months ended September 30, 2000, the Company has total net operating loss carryforwards at September 30, 2001 of approximately $2,104,000 and $2,098,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

		Earnings per share
	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period.


NOTE	2  Shareholders' equity

		Compensatory stock issuance
	During the six months ended September 30, 2000, the Company received salary compensation valued at $43,250 in exchange for common stock.

		Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of September 30, 2001. The number of shares represented by stock options outstanding at September 30, 2001 are 3,572,000 shares with an option price of $.07 to $1.00 per share, and $1,487,120 in total, and with a market price at date of grant of $.06 to $2.00 per share, and $2,031,690 in total. Outstanding options expire on various dates from October, 2001 to March, 2003. Included in stock options outstanding at September 30, 2001, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.

		Stock redeemed and issued
	In April, 1999, the Company issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer as consideration for services which were fully rendered as of March 31, 2001.


		Preferred stock
	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party.
A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at September 30, 2001.

	In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued.


NOTE	3  Related parties

		Short term borrowings
	At September 30, 2000, the Company had unsecured promissory notes, inclusive of accrued interest, of $173,743, payable to eight shareholders. The notes bear annual interest at a rates of 10% to 12%.

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

	At September 30, 2001, the Company had unsecured promissory notes, inclusive of accrued interest, of $153,571, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

		Stock options
	Represented in outstanding stock options are 3,320,000 shares at September 30, 2001, to related parties.


NOTE	4  Statements of Cash Flows

		Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

		Noncash transactions
	During the six months ended September 30, 2000, the Company issued 3,748,333 shares of its common stock, of which 1,983,333 shares was to a related party. The shares were compensation in exchange for $406,806 in services, of which $124,828 had been accrued at March 31, 2000 and $192,083 is a prepaid expense at September 30, 2000.



	During the six months ended September 30, 2001, the Company issued 1,900,000 shares of its common stock, of which 100,000 shares was to a related party. The shares were compensation in exchange for $47,000 in services and $6,000 in interest, of which $31,917 is a prepaid expense at September 30, 2001.

		Interest paid
	During the six months ended September 30, 2000, the Company charged to operations interest expense of $102,157 and paid $250 of interest in cash.

	During the six months ended September 30, 2001, the Company charged to operations interest expense of $9,119 and paid no interest.


NOTE	5  Commitments and Contingencies

		Contract commitments
	On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services.
The contract was renewed through March 31, 2002. For the year ended March 31, 2001, $4,000 in cash and 1,233,333 shares of common stock, valued at $116,000 were issued as payment of services received from April through March, 2001. For the six months ended September 30, 2001, $4,500 in cash and $55,800 was accrued in accounts payable as payment of services received from April through September, 2001.

		Service commitments
	The Company has entered into various contracts for professional services related to managing and promoting its website. Commitments as of September 30, 2001 under these contracts total $98,750 with all contracts expiring by July
17, 2002.

		Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of September 30, 2000 and 2001.


NOTE	6  Subsequent events

		Stock issued
	In October, 2001, the Company issued 4,590,000 shares of common stock to two related parties in payment of $90,700 in management services accrued at September 30, 2001.







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

OVERVIEW

     Prior to entering into the Internet market and boating industry, the Company, as a non-operating entity, merged with a business known as New York Bagel Exchange, Inc. in September 1997. (For accounting purposes, the merger resulted in a continuation of the bagel company's operations.) The Company engaged in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffee and related items at a single store. The Company's Board of Directors approved the sale of the Company's inventory and

                                         13
fixed assets and ceased the bagel related operations on March 25, 1999. The actual sale of assets was on April 19, 1999. All management of New York
Bagel Exchange, Inc. resigned and new management was subsequently appointed. On April 20, 1999, the Company changed its name (and direction of its business)to Web4Boats.com, Inc. and commenced developing a commercial Internet site in which boat dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the professional and recreational boating industry.

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


RESULTS OF OPERATIONS

     Revenues for the three months ended September 30, 2001 were $201.

     Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $104,263 for the three months ended September 30, 2001, an approximate $577,184 decrease from the end of the September 30, 2000, three month period. Virtually all of the amounts up until September 30, 2001, were related to development of the website business and include amounts owed to Internet Advisors Group, Inc. or Blair Merriam, its sole shareholder and employee, for day-to-day management services which has generally been met with the issuance of shares of Common Stock. The expenses subsequent to September 30, 2001, were mostly for operations. Most of this expense has been paid with the issuance of the Company's common stock, both restricted and registered under Form S-8. The resulting net loss for the three months ended September 30, 2001, was $(104,062) or $(.005) per share.


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

     The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. Depending on the success of the operation and the availability of funds the Company hopes to begin to establish an internal management team and staff. Poor business results could delay this plan indefinitely. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars $10,000)per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. These shares have been registered under Form S-8 and such issuances in the future will generally be so registered.

     The accounts payable consist mainly of accounting, legal and website design and development and advertising ($109,381; See Financial Statements).

     Overall, the Company's general and administrative and marketing expense has decreased substantially. These expenses over the 3 months ended September 30, 2001, consisted mostly of payments to consultants to facilitate the Company's operational goals.


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

	The Company expects to continue issuing Common Stock and Common Stock options in exchange for services until it has cash to meet these obligations

     The Company anticipates that capital expenditures in the fiscal year ending March 31, 2002 will be approximately $250,000, primarily for evaluating the feasibility of its current plans and to determine viable alternatives for its operations and marketing. The Company has no current plans on how to obtain additional funding for the expected expenditures and is evaluating various alternatives. Inability to obtain funding will substantially slow development of the Company's operations.

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

     Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff by the end of 2001, which is later than initially anticipated. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified internet technology and sales personnel is intense, which is

                                         17
expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

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





