Form 10QSB
period 2001-12-31
WEB4BOATS COM INC
filed 2002-02-13
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
					Washington, D.C. 20549

						FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2001

	[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

	For the transition period from __________ to _________

	Commission file number  000-28335

					Web4Boats.com, Inc.
		____________________________________________________________
	   (Exact name of small business issuer as specified in its charter)

					     Delaware
		____________________________________________________________
	     (State or other jurisdiction of incorporation or organization)

					   84-1080043IRS
		____________________________________________________________
				(Employer Identification No.)

					   P.O. Box 1028
				    Cheyenne, Wyoming 92038
		____________________________________________________________
			(Address of principal executive offices)

					(866) 932-2628
		____________________________________________________________
				(Issuer's telephone number)

		____________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

	State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

				December 31, 2001, 27,082,089 shares.

	Transitional Small Business Format (Check one):  Yes [ ] No [x]









					WEB4BOATS.COM, INC.
					    FORM 10-QSB

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements-----------------------------------------  3
Independent Accountant's Review Report-------------------------------- 3 Balance Sheets-------------------------------------------------------- 4
Statements of Operations----------------------------------------------  6
Statements of Cash Flows----------------------------------------------  8
Notes to Financial Statements-----------------------------------------  9
Item 2.  Management's Discussion and Analysis or Plan of Operation---- 13
PART II  OTHER INFORMATION-------------------------------------------- 17
Item	1.  Legal Proceedings------------------------------------------- 17
Item	2.  Changes in Securities--------------------------------------- 17
Item	3.  Defaults Upon Senior Securities----------------------------- 17
Item	4.  Submission of Matters to a Vote of Security Holders--------- 17
Item	5.  Other Information------------------------------------------- 18
Item	6.  Exhibits and Reports on Form 8-K---------------------------- 18
Signatures------------------------------------------------------------ 18




































PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.

Independent Accountant's Review Report

January 25, 2002

To the Board of Directors and Shareholders of Web4Boats.com, Inc.:

I have reviewed the accompanying balance sheets of Web4Boats.com, Inc. as of December 31, 2000 and 2001, and the related statements of operations for each of the three months and nine months then ended, and the related statements of cash flows for each of the nine months then ended. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that Web4Boats.com, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Carl S. Sanko
Topanga, California
















Web4Boats.com, Inc.
Balance Sheets
December 31, 2000 and 2001

						     December 31,		December 31,
								   2000		   2001
_____________________________________________________________________________

Assets

Current assets
  Cash							  $  23,612        $      692
  Loan to shareholder					          0             1,000
  Prepaid assets						    258,694            27,500
	Total current assets				    282,306            29,192

Property and equipment
  Equipment							      2,444             2,444
  Accumulated depreciation				    (  610)         (  1,098)
	Property and equipment, net			      1,834             1,346

Other assets
  Trademarks, net						      8,020             5,837
	Total other assets				      8,020             5,837

Total assets						  $ 292,160        $   36,375

See accompanying notes to financial statements

- Unaudited -



























Web4Boats.com, Inc.
Balance Sheets
December 31, 2000 and 2001

						     December 31,		December 31,
								   2000		   2001
_____________________________________________________________________________

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable					$   311,941       $    13,681
  Accrued expenses					      7,661            22,539
  Accrued litigation settlement			     42,500            42,500
  Short-term borrowings					    201,885           155,281
	Total current liabilities			    563,987           234,001

Shareholders' equity (deficit)
  Preferred stock, par value $.001,
	20,000,000 shares authorized,
	0 and 70,000 issued and
	outstanding at December 31, 2000
	and 2001, respectively				          0                70
  Common stock, par value $.001,
	100,000,000 shares authorized,
	13,698,693 and 27,082,089 issued
	and outstanding at December 31, 2000
	and 2001, respectively				     13,699           27,082
  Paid in capital						  3,359,858         4,216,381
  Accumulated deficit				      (3,645,384)       (4,441,159)
	Total shareholders' equity (deficit)	(  271,827)       (  197,626)

Total liabilities and shareholders' equity	$   292,160       $    36,375

See accompanying notes to financial statements

- Unaudited -




















Web4Boats.com, Inc.
Statements of Operations
For the Nine Months Ended December 31, 2000 and 2001

						   9 Months Ended	    9 Months Ended
						     December 31,		December 31,
								   2000		   2001
_____________________________________________________________________________

Revenues							$    3,997        $      638

Operating expenses:
  Salaries							    46,875                 0
  Marketing							   285,381            38,500
  General and administrative				   971,571           220,532
Total operating expenses				 1,303,827           259,032

Net loss							(1,299,830)         (258,394)

Basic and dilutive loss per share			$     (.15)       $     (.01)

See accompanying notes to financial statements

- Unaudited -

































Web4Boats.com, Inc.
Statements of Operations
For the Three Months Ended December 31, 2000 and 2001

						   3 Months Ended	    3 Months Ended
						     December 31,		December 31,
								   2000		   2001
_____________________________________________________________________________

Revenues							$    2,149        $       29

Operating expenses:
  Salaries							    15,625                 0
  Marketing							    57,417            15,000
  General and administrative				   295,694            72,377
Total operating expenses				   368,736            87,377

Net loss							$ (366,587)       $ ( 87,348)

Basic and dilutive loss per share			$     (.03)       $    (.004)

See accompanying notes to financial statements

- Unaudited -

































Web4Boats.com, Inc.
Statements of Cash Flows
For the Nine Months Ended December 31, 2000 and 2001

						   9 Months Ended	    9 Months Ended
						     December 31,		December 31,
								   2000		   2001
______________________________________________________________________________


Cash flows from operating activities
  Net loss							$(1,299,830)      $ (258,394)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization		      2,001            2,004
	  Common stock issued for services		    732,011          182,700
	  Changes in operating assets and
		liabilities
		  Loans to shareholder			          0           (1,000)
		  Prepaid expenses			     97,833            4,750
		  Accounts payable			    155,289           (9,389)
		  Accrued expenses			      5,255           12,370
		  Short-term borrowings			    154,881            4,400
Net cash provided by (used in) operating
	Activities						   (152,560)         (62,559)

Cash flows from investing activities
  Sale of fixed assets					     26,187                0
  Net cash provided by (used in) investing
	Activities						     26,187                0

Cash flows from financing activities
  Proceeds from issuance of common stock		    10,000            56,000
     Issuance of preferred stock in payment of
	Interest						          0            7,000
  Issuance of common stock in payment of
 	Interest						    118,925                0
  Net cash provided by (used in) financing
	Activities						    128,925           63,000

Net increase (decrease) in cash			      2,552              441

Cash, beginning of period				     21,060              251

Cash, end of period					$    23,612     $        692

See accompanying notes to financial statements

- Unaudited -








NOTES TO FINANCIAL STATEMENTS

NOTE	1  Summary of significant accounting policies

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

	During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. Subsequently, through November 30, 2001, the Company continued to invest substantially in website development and related costs. While all such development costs were expensed as incurred, the Company expected, as a going concern, to realize future benefits from these costs.

	On December 1, 2001, the Company ended its pursuit of developing an internet boating site. The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, has rendered putting further resources into internet boating unviable. Accordingly, the website was closed in January, 2002. Presently, the Company is making plans to enter the small business and home security industry. This is an industry that has shown consistent growth over the last decade and, with the recent terrorist events and expected future security threat, the imposition of stricter security in many everyday activities is seen as representing a new and viable opportunity to the Company. The Company expects to pursue acquisition of existing security companies who are already marketing and implementing small business and home security products and services such as alarm and monitoring systems, guards, door to door security checks, security for special locations, and other related activities.


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

Income taxes

	The Company has net operating loss carryforwards from fiscal years 2000 and earlier of approximately $1,988,000 and $1,983,000 for federal and California state tax purposes, respectively. With additional loss for the nine months ended December 31, 2001, the Company has total net operating loss carryforwards at December 31, 2001 of approximately $2,057,000 and $2,050,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

Earnings per share

	The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each nine month period.

NOTE	2  Shareholders' equity

Compensatory stock issuance

	During the nine months ended December 31, 2000, the Company received salary compensation valued at $46,875 in exchange for common stock.


Stock options

	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of December 31, 2001. The number of shares represented by stock options outstanding at December 31, 2001 are 3,536,000 shares with an option price of $.07 to $1.00 per share, and $1,478,840 in total, and with a market price at date of grant of $.06 to $2.00 per share, and $2,028,810 in total. Outstanding options expire on various dates from January, 2002 to March, 2003. Included in stock options outstanding at December 31, 2001, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.

Stock redeemed and issued

	In April, 1999, the Company then issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer for services which were fully rendered as of March 31, 2001.

Preferred stock

	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at December 31, 20010.

	In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued.

	In November, 2001, 70,000 shares of Series A preferred stock were issued as incentive to four related parties for providing the Company with operating loans totaling $70,000.

NOTE	3  Related parties

Short term borrowings

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

	At December 31, 2001, the Company had unsecured promissory notes, inclusive of accrued interest, of $174,821, payable to ten shareholders, that bear annual interest at rates of 10% to 12%.

Stock options

	Represented in outstanding stock options are 3,320,000 shares at December 31, 2001 to related parties.

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

	During the nine months ended December 31, 2001, the Company issued 6,490,000 shares of its common stock of which 4,690,000 shares were to related parties. The shares were compensation in exchange for $184,700 in services and $6,000 in interest of which $11,250 is a prepaid expense at December 31, 2001.

Interest paid

	During the nine months ended December 31, 2000, the Company charged to operations interest expense of $130,389 and paid $4,531 of interest in cash.

	During the nine months ended December 31, 2001, the Company charged to operations interest expense of $15,870 and paid no interest.

NOTE	5  Commitments and Contingencies

Contract commitments

	On April 15, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services. The contract was renewed through March 31, 2002. For the year ended March 31, 2001, $4,000 in cash and 1,233,333 shares of common stock, valued at $116,000 were issued as payment of services received from April through March, 2001. For the nine months ended December 31, 2001, $4,500 in cash and 2,790,000 shares of common stock, valued at $83,700 were issued as payment of services received from April through December, 2001.

Service commitments

	The Company had entered into various contracts for professional services related to managing and promoting its website. Commitments as of December 31, 2001 under these contracts total $49,333 with all contracts expiring by July 17, 2002.

Litigation

	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of December 31, 2000 and 2001.

NOTE	6  Going concern

	The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the current quarter ended December 31, 2001, as a result of considering the unviability of remaining in the internet boating industry, and as described in Note 1 above. the Company saw no alternative but to cease activities in that industry and look for a new economic opportunity. Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the small business and home security industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 2, 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. As reflected in the Statement of Cash Flows for the current period, the Company has been able to significantly reduce its cash outlays for operating expenses, as well, and expects such outlays to be minimal during the next 12 months. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to develop in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.

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

RESULTS OF OPERATIONS

	As of November 30, 2001, the Company had very little revenue from any of its website or related operations. The Company's two revenue streams were: (1) affiliate programs and (2) advertising, particularly classified advertising of boats for sale. Due to the lack of growth in revenue and the Company's inability to arrange financing to promote its website, on December 1, 2001, the Company ended its pursuit of developing an internet boating site. Accordingly, the website was closed in January, 2002. In short, the Company is planning, at least for the foreseeable future, to again become a non-operating entity as it was prior to the acquisition of the bagel company described above.

	It had been anticipated that the website would include Boat Dealers/Brokers, Boat Builders/Manufacturers, Marinas, and other recreational suppliers having access to our program and services that would pay initial placement fees, as well as ongoing monthly fees based upon, among other things, the size of territory, demographics and the transmittal of purchase requests to them. Due to the inability of the Company to arrange financing, it was unable to promote its website or engage in any sustained sales efforts directed at such companies. Furthermore, although as of June 30, 2001, we had an historic daily average over the preceding month of approximately 15,000 impressions with an historic daily average of approximately 297 user sessions per day, that level of activity was insufficient to generate interest by advertisers and few of the website's visitors transacted any business on the website. Substantially all of the Company's revenue was derived from the sale of advertisements, particularly classified advertisements of boats for sale, and these revenues failed to reach a level upon which to continue the business.

	Presently, the Company is considering entering the small business and home security industry. This is an industry that management believes has shown consistent growth over the last decade and, with the recent terrorist events and expected future security threat, the imposition of stricter security in many everyday activities is seen as representing a new and viable opportunity to the Company. The Board in January, 2002, authorized its General Manager to commence a search for one or more acquisitions of companies engaged in the security business. The Company expects to pursue acquisition of existing security companies that are already marketing and implementing small business and home security products and services such as alarm and monitoring systems, guards, door to door security checks, security for special locations, and other related activities. As of February 12, 2002, the Company had made no contacts with any such companies or made selections of any such companies to pursue.




RESULTS OF OPERATIONS

	Revenues for the three months ended December 31, 2001 were $29.

	Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $72,377 for the three months ended September 30, 2001, an approximate $223,317 decrease from the end of the September 30, 2000, three month period. Without revenues, however, the reduction in General and administrative expense could not support a decision to continue the business.

	Virtually all of the amounts up until September 30, 2001, were related to development of the website business and include amounts owed to Internet Advisors Group, Inc. or Blair Merriam, its sole shareholder and employee, for day-to-day management services which has generally been met with the issuance of shares of Common Stock. The expenses subsequent to September
30, 2001, were mostly for operations. Most of this expense has been paid with the issuance of the Company's common stock, both restricted and registered under Form S-8. The resulting net loss for the three months ended December 31, 2001, was $(87,348) or $(.004) per share.

	In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. The parties plan to reverse this assignment to accommodate Mr. Merriam's personal financial interests which should have no effect on the Company. In addition, the agreement was renewed for a period to expire March 31, 2002. Mr. Merriam's current principal duties are to maintain the Company's reporting requirements under the Securities Exchange Act of 1934 and to seek out and evaluate an acquisition candidate.

	The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. Under the terms of the agreement with Internet Advisors Group, Inc. the Company is obligated to pay ten thousand dollars $10,000)per month that "may be made in either cash, stock, or any combination thereof." Because the fees may be paid in stock, the Company does not believe it will have any problems meeting its payment obligations under this agreement over the next twelve months. These shares have been registered under Form S-8 and such issuances in the future will generally be so registered. During the nine months ended December 31, 2000, the Company received salary compensation valued at $46,875 in exchange for Common Stock. This amount included compensation for Dennis Schlagel, the Company's President, of $46,875.

	The accounts payable at December 31, 2001, consisted mainly of accounting and legal--$13,681. Accrued expenses of $22,539 consist of interest payable. See Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through borrowing from or through the issuance of common stock to its current management until an acquisition can be accomplished at which time new management is expected to take office.

	In November 2001, the Company sold 70,000 shares of its Series A Preferred Stock to four related parties for $70,000 to meet current obligations. Each of these shares is convertible into 100 shares of Common Stock after one year after issuance of the Series A Preferred.

PLAN OF OPERATION

Company Name Change

	In furtherance of its plan to change businesses, the Company's Board has determined that it should change its name to one more closely associated with that new business. The Company's Board of Directors proposes to change the Company's name as soon as a shareholder meeting could be convened from Web4Boats.com, Inc. to Federal Security Protection Services, Inc. through an amendment to its Articles of Incorporation. The Company is also seeking a new management team to develop its new business direction.

Reverse Stock Split

	The Company's Board of Directors has also proposed to its shareholders a reverse split of its Common Stock such that each holder of Common Shares at the close of business on March 25, 2002, will receive one(1) share of Common Stock in exchange for each ten (10) shares currently owned. The par value per share of Common Stock ($.001) will not change. Due to the large number of shares outstanding, the Company's Board of Directors has determined that it's future acquisition plans and any financing arrangement that might be accompanied with such an acquisition would be more easily accomplished if the Company had fewer shares outstanding as a percent of its authorized shares. The Board believes that any future first acquisition of an operating company will require the issuance of a large portion of the Company's Common Stock relative to what is then outstanding thereby leaving relatively few shares then available for the Company to engage in any equity financing.

	Presently, the Company has outstanding approximately twenty-seven percent (27%) of its authorized Common Stock--approximately 27,000,000 shares are outstanding of its 100,000,000 shares of Common Stock authorized in its Articles of Incorporation. It is not uncommon for an acquisition such as the Company contemplates to require the issuance of shares such that the shareholders of the acquired company then own eighty or ninety percent (80-90%) of the acquiring Company's outstanding shares (resulting in a so-called reverse merger). Such an acquisition would not be possible for the Company with the current level of outstanding shares. The Board believes that reducing the number of outstanding shares to two-and-seven-tenths percent (2.7%) of the Company's authorized shares of Common Stock will give the Board and the Company much more flexibility in its search for an acquisition target and improve the Company's ability to provide a return to its Shareholders. The Company's management has no acquisition targets selected, but believes that preparation for such an acquisition at this time will improve the Company's ability to negotiate a favorable transaction.
The shareholders' meeting to vote on the proposed name change and the reverse stock split is scheduled for March 12, 2002. Due to the large shareholdings of the Company's General Manager and its Board of Directors, it is anticipated that both proposals will be passed by shareholders.

	Although the par value ($.001 per share) will not change, the effect on the financial statements in the balance sheet's equity section will be minimal because the par value is so low. In particular, ninety percent (90%) of the capital in "Common Stock" on the balance sheet will be moved to "Paid in Capital, an amount of approximately $24,300.

KNOWN RISKS AND TRENDS

	The reverse split, if approved, will substantially increase Management's ability to dilute the interests of current security holders without further Shareholder approval. The dilution will result from the issuance of shares of Common Stock merely through Board approval. All holders of outstanding shares of Common Stock will on a per share basis be affected identically. Some Shareholders, however, will, as a practical matter, have a negative effect because the reverse split may leave that Shareholder with partial shares, fewer than 100 shares or some other amount of shares which will make it uneconomical to sell such shares because of the small amount of gross proceeds from such a sale as compared with the fees imposed by selling agents or brokers making such a sale for the Shareholder. Although it is reasonable to expect that upon effectiveness of the reverse split that the market price per share will increase by a factor of ten (ten times the market price just prior to the effectiveness of the reverse split), there can be no assurance that the market price will not thereafter decline.

	The Company has no present business plan for its own operations other than to seek an acquisition with another company that has ongoing operations. Such a plan contains many risks, including the inability of the Company to expend funds to perform an in-depth investigation of potential acquisition candidates, management's unfamiliarity with the small business and home security industry and the lack of assets to offer to a company considering such an acquisition. As a result of these factors, it is likely that the management of an acquisition target will continue to be management of the combined entities and that control of the Company will be acquired by the shareholders of the acquisition candidate. The probable loss of control of the Company by present management and shareholders will result in those persons placing all of the Company's future viability on persons that are presently unknown to the Company and of which the Company will be unable to thoroughly investigate due to lack of funds. Shareholders will be relying on present management to make an acquisition choice without many of the resources that might otherwise be allocated to such a task by a well-funded company.

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

Web4Boats.com, Inc.

Date:	February 13th, 2002		/s/ Dennis Schlagel
	________________			__________________________
						Dennis Schlagel, President