Form 10KSB
period 2002-03-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2002-07-03
CIK 1098278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002





[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1924
For the transition period from ___________ to ___________
Commission file number 000-28335
FEDERAL SECURITY PROTECTION SERVICES, INC.
(Name of Small Business Issuer in its Charter)
                DELAWARE                              84-1080043
     (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                      Identification Number)
organization)

 1616 Warren Ave., Suite 34, PO Box 3171, Cheyenne, WY      82003
   (Address of principal executive offices)               (Zip Code)


Issuer's telephone number (866) 932-2628

Securities registered under Section 12(b) of the Exchange Act:

Title of each class             Name of each exchange on which
registered
None                                None

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference I
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]
State the issuer's revenues for its most recent fiscal year.  $638.00
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $162,492 as of June 28, 2002, at closing price of $.06 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __X__  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of each of the issuer's classes of common equity, as of June 28, 2002 is:
Common stock, par value $.001:  2,708,201

DOCUMENTS INCORPORATED BY REFERENCE
***

Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
GENERAL
At this time Federal Security Protection Services, Inc., (the "Company") is not engaged actively in any business. It is in the process of acquiring all of the outstanding stock of Iris Broadband, Inc. ("Iris"). Management of Iris has already taken over the management of the Company in preparation for the consummation of this acquisition.
(see subsequent events) Upon consummation of this acquisition, the Company intends to become a full-service managed security services company and a secure Internet Protocol (IP) network services provider. The Company proposes to provide its products and services to its customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. The Company, by means of the proposed acquisition of Iris, intends to develop custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. The
Company intends to develop and deploy these integrated solutions on a secure network which is currently deployed on a Tier 1 Backbone by Iris, and to provide integrated access to Tier 2 - 4 and rural access to cover 85% of the United States and international in 115 countries. The Company further proposes to provide desktop-to-desktop managed security network solutions and other policy-based services.

HISTORY
The Company was organized under and pursuant to the laws of the State of Delaware on February 4, 1994, under the name of New York Bagel Exchange, Inc., and as of September 26, 1995, operated in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffees and related items.

On August 22, 1997, the Company underwent a reorganization with Windom, Inc., a non-operating public shell which resulted in the retirement of all the common and preferred shares of both companies and the reissuance of certain shares of the Company which continued to do business as New York Bagel Exchange, Inc.

On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Web4boats.com, Inc. which, after another two changes of name continued to be the name of the Company.

On March 25, 1999, the Company sold its inventory and fixed assets and on March 25th, 1999, ceased its bagel business operations. During fiscal 1999, the Company began making plans to develop a commercial internet site and the Company contemplated that recreational boaters, manufacturers, dealers, marinas and individual buyers and sellers would advertise sales and services related to the boating industry. The effort to develop the internet site continued for approximately two years.

On November 6, 2001 the Company amended its Articles of Incorporation and appropriated the name Federal Security Protection Services, Inc. As stated in the proxy statement of the Company for the Annual Meeting of Shareholders held on March 12, 2002, at which time the name change was approved by the shareholders, the Company was not successful in raising the necessary funds to finance the continuing operations of the internet site and due to the fact that revenues from the operation of the site had not been significant, management of the Company determined to change the business operations of the Company. In the opinion of management, the business prospects of the Company would be enhanced by entry into the field of Internet and data security, recognizing the current sensitivity of Corporate America to security issues. Management also recognizes the fact that recent events resulted in the imposition of tight security measures for certain industries and generally resulted in a heightened sense of the increased need for security for our society in general. No assurance can be given that this realignment of the Company business will result in an improvement in the results of the operations or financial condition of the business. (See "Business in Which Company Proposes to Engage" and Risk Factors.)

The Company's principal place of business is 1616 Warren Avenue, Suite 34, Cheyenne, WY, 82001.

SUBSEQUENT EVENTS
The Company's then General Manager, Mr. Blair Merriam, was authorized by the Directors of the Company to seek suitable candidates in the field of security, for acquisition by the Company. In furtherance of this aim the Company executed an agreement with Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of the State of Louisiana, (hereinafter "Iris") pursuant to which it was agreed that the Company would acquire all of the issued and outstanding stock of Iris. Iris has committed to being acquired by the Company, while the Company's obligation to consummate the acquisition is subject only to the Company's approval of financial data to be submitted by Iris. Iris is in the process of having its latest financial statement audited in order to facilitate the satisfaction of the condition precedent to the Company's obligation to consummate the acquisition.

In contemplation of the consummation of the acquisition, on May 23, 2002, Mr. Dennis Schlagel, the Company's then President and Mr. Blair Merriam, the Company's then General Manager, resigned their offices (both, however, remained as Directors of the Company) and Mr. Gary O'Neal, and Mr. Michael Landers (respectively Chief Executive Officer and President of Iris) respectively became President and Vice President of Finance of the Company. Messrs. O'Neal and Landers were also appointed Directors of the Company.

On the same date Mr. Daniel Thornton (Secretary and a Director of the Company) was appointed Vice President - Business Development of the Company. (See "Directors and Executive Officers".)

On April 25, 2002, the Company entered into an agreement with Iris pursuant to which Iris agreed to render certain services to the Company which services are designed to accelerate the Company's business realignment. (See "Iris - Professional Services Contract".)

BUSINESS
Upon consummation of the acquisition of all of the outstanding stock of Iris, the Company will provide IP based products and services with emphasis on Internet and data security. Iris is developing and deploying an integrated broadband network utilizing wireless technology as well as fiber optic infrastructure. Wireless network development is concentrated initially in the Southeastern United States, particularly in Tier 2 - 4 cities and rural
areas.   Iris has executed a joint venture agreement to implement the first wireless network in a city in Louisiana and is in negotiations that may lead to the implementation of wireless networks in another state(s). Expansion to other cities is expected to occur as quickly as capital can be secured.
No assurance can be given that such capital can be secured on terms acceptable to Iris, or upon any terms. Iris has contracted for access and transport services covering other cities. Iris has no timetable at this time as to when these services will be activated.

Services can also be provided in major metropolitan areas of Denver, Houston, Dallas, Atlanta, Miami, Austin, Orlando, Tampa and New Orleans via DSL and fiber optic networks with which Iris has contracted for access and transport services.
Services offered by Iris include:
* IP Virtual Private Networks (VPN) set-up
* ATM/Frame Relay Virtual Private Networks set-up A VPN is a means of augmenting a shared network on a secure basis through encryption or tunneling. Such a shared network could be an IP network such as X.25, or the Internet, or an Intranet, or an ATM or Frame Relay network. Tunneling involves encapsulation of that encrypted data inside IP or ATM packets or frame relay frames. Additional security is provided through firewalls at the user sites and, perhaps, in the carrier network. (Source: Newton's Telecom Dictionary, p. 858, Miller Freeman, Inc., February 1999)
* IP Video Services utilizing advance video software compression, including
* Surveillance
* Point-to-point and Point-to-multipoint videoconferencing
* Streaming media
* Video kiosks
Video surveillance utilizing a wireless Local Area Network (LAN) or Wide Area Network (WAN) and software licensed to Iris is very simple to setup, monitor and change as desired. Changing camera locations is easy because there is no fixed wiring to move or install. The wireless infrastructure provides complete mobility within the umbrella of the wireless coverage area. Indoor and outdoor applications are established with ease, ranging from a one camera, one room set-up to up to 16 cameras in a large outdoor area.
* Secure e-mail setup and maintenance

* VPN monitoring and maintenance

Most companies in the Internet and data security sector provide only the product or service to the customer and leave network interconnection problems to the customer. Iris recognizes that without the network or interconnection to a customer, a security service is ultimately of little or no use. Development of wireless networks in particular provides a cost effective, high bandwidth solution to reaching businesses in smaller cities that would otherwise not have cost-effective choices for high speed Internet access. Services requiring high bandwidth connections would become useful to businesses that would be unavailable or impractical on dial-up connections. The ability to integrate network access and delivery with an array of complementary products and services allows Iris to provide a less confusing, more convenient and efficient service to customers while expanding its target customer base beyond that of companies without network interconnection capability.

MARKET
The market for providing IP (Internet Protocol) based products is intensely competitive, and competition is expected to increase in the future. The Company's proposed business has high barriers to entry, and no guarantee can be given that the Company will compete successfully against its current or future competitors, especially those with significantly greater financial resources or brand name recognition.

The Company will be in direct competition with other companies both in seeking to identify suitable acquisition candidates and in actually operating any such acquired company, should the Company make any such acquisition, and no assurance can be given that this will be the case, no assurance can be given that the acquired company or companies will operate successfully.

The market for information security, including software products, professional services, training services and managed security services is intensely competitive, and we expect competition to increase in the future. The principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. Although we believe that our solutions generally compete favorably with respect to such factors, we cannot guarantee that the Company's strategies will be successful.

Many of the companies with which the Company will be competing will have greater resources and experience than has the Company. The greater resources and experience, in and of themselves, may work to the Company's disadvantage since a candidate for acquisition may find it more attractive to be acquired by a larger and better established company. This clearly will make the Company's search for acquisition candidates extremely difficult and mandate terms which well might be expected to be more onerous to the Company than to a larger and better established company.

Mergers or consolidations among the Company's competitors, or acquisitions of small competitors by larger companies would make such combined entities more competitive and may place the Company at a competitive disadvantage. Large companies may have advantages over the Company because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer needs. They can also devote greater resources to the promotion and sale of their products or services than would be available to the Company. Increased competition may result in reduced gross margins and loss of ability to gain market share.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES
As Internet commerce continues to evolve, it can be expected that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products. Any such measure would have a negative impact on the Company's business and its business prospects.

COMPETITION
FEDERAL SECURITY PROTECTION SERVICES, INC. MARKETS ARE HIGHLY COMPETITIVE The market for providing IP (Internet Protocol) based products is intensely competitive, and competition is expected to increase in the future. The Company's proposed business has high barriers to entry, and no guarantee can be given that the Company will compete successfully against its current or future competitors, especially those with significantly greater financial resources or brand name recognition.

The Company will be in direct competition with other companies both in seeking to identify suitable acquisition candidates and in actually operating any such acquired company, should the Company make any such acquisition, and no assurance can be given that this will be the case. No assurance can be given that the acquired company or companies will operate successfully.

The market for information security, including software products, professional services, training services and managed security services is intensely competitive, and we expect competition to increase in the future. The principal competitive factors affecting the market for information security include security effectiveness, manageability, technical features, performance, ease of use, price, scope of product offerings, professional services capabilities, distribution relationships and customer service and support. Although we believe that our solutions generally compete favorably with respect to such factors, we cannot guarantee that the Company's strategies will be successful.

Many of the companies with which the Company will be competing will have greater resources and experience than has the Company. The greater resources and experience, in and of themselves, may work to the Company's disadvantage since a candidate for acquisition may find it more attractive to be acquired by a larger and better established company. This clearly will make the Company's search for acquisition candidates extremely difficult and mandate terms which well might be expected to be more onerous to the Company than to a larger and better established company.

Mergers or consolidations among the Company's competitors, or acquisitions of small competitors by larger companies would make such combined entities more competitive and may place the Company at a competitive disadvantage. Large companies may have advantages over the Company because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer needs. They can also devote greater resources to the promotion and sale of their products or services than would be available to the Company. Increased competition may result in reduced gross margins and loss of ability to gain market share.

STAFF
KEY PERSONNEL
The Company expects that it will need to hire personnel in all areas. The competition for such personnel in its industry is intense. The Company expects to experience difficulties in hiring personnel with the right training or experience, particularly in technical areas. The Company does not maintain key person life insurance for any of its personnel.

ITEM 2.  DESCRIPTION OF PROPERTY.
The corporate headquarters, currently in Cheyenne, WY, consist of approximately 500 square feet of leased space. Iris Broadband, Inc. offices are located at 400 Poydras Street, Suite 1510, New Orleans, LA and consist of approximately 2700 square feet of Class A office space subleased from Chevron-Texaco. The sublease expires June 2003.

ITEM 3.  LEGAL PROCEEDINGS.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Annual Meeting of Shareholders was held on March 12, 2002.  The purpose of the meeting was to:
(1)	Elect three directors;
(2)	Vote on a change of the name of the Company to Federal Security
Protection Services, Inc.;
(3)	Vote on a reverse split of the Company's outstanding Common Stock at the rate of one (1) share in exchange for each ten (10) shares outstanding; and
(4)	Ratify the selection of independent accountants for the fiscal year ending March 31, 2002.
All items on the agenda were approved by the Shareholders.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The Company's Common Stock trades under the symbol "FSPS" on the OTC Electronic Bulletin Board. Trading commenced in the second quarter of 1998 with the symbol EBOT. On March 12th, 2002, the Company's annual shareholder's meeting was held and as a result of the significant changes to the business and Name of the Company, a new trading symbol was applied for and "FSPS" was subsequently approved. The Company has not been able to obtain accurate data regarding the trading of its stock for the last two fiscal years, however, the stock has been relatively inactive over the last fiscal year, and fairly accurate data may be able to be obtained from the OTC Electronic Bulletin Board.


The Company has been informed by its transfer agent that as of February 8th, 2002, there were approximately 203 record owners of its Common Stock. The Company has not paid any dividends on its Common Stock since inception.
It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

REVERSE SPLIT OF COMMON STOCK
At the Annual Meeting of Shareholders held on March 12, 2002, the Shareholders approved a 1 for 10 reverse split of the common stock of the Company. The intent of the reverse split was to give the Board and the Company much more flexibility in its search for an acquisition target and improve the Company's ability to provide a return to its Shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

Compensatory stock issuance
During the year ended March 31, 2002, there was no salary compensation in exchange for common stock. During the year ended March 31, 2001, the Company received salary compensation valued at $62,500 in exchange for common stock.

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of March 31, 2002. The number of shares represented by stock options outstanding at March 31, 2002 are 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total, and with a market price at date of grant of $.06 to $2.00 per share, and $2,027,500 in total. Outstanding options expire on various dates from January, 2002 to March, 2003. Included in stock options outstanding at March 31, 2002, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%. Stock redeemed and issued In April, 1999, the Company issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer for services which were fully rendered as of March 31, 2001.

Preferred stock
In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2002.

In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued. In November, 2001, 70,000 shares of Series A preferred stock were issued as incentive to four related parties for providing the Company with operating capital from loans totaling $20,000 and from purchase of common stock for $50,000. It should be noted however, that the 70,000 shares of Series A Preferred stock are subject to a 10 for 1 reverse split immediately following the 1 for 100 conversion to common stock that the Series A stock provides when exercised. Thus, the final result is that the Series A preferred stock will ultimately convert from 1 share of Series A preferred, to 10 shares of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-KSB. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to the Company.

OVERVIEW
Prior to entering into its current "Professional Services" agreement
(see attached) with Iris Broadband, the Company was involved in the Internet market and boating industry as Web4Boats.com, Inc. On November 6, 2001 the Company amended its Articles of Incorporation and appropriated the name Federal Security Protection Services, Inc. As stated in the proxy statement of the Company for the Annual Meeting of Shareholders held on March 12, 2002, at which time the name change was approved by the shareholders, the Company was not successful in raising the necessary funds to finance the continuing operations of the Internet site and due to the fact that revenues from the operation of the site had not been significant, management of the Company determined to change the business operations of the Company.

In management's opinion the business prospects of the Company would be enhanced by entry into the field of Internet and data security, recognizing Corporate America's current sensitivity to security issues. Management also recognizes the fact that recent events resulted in the imposition of tight security measures for certain industries and generally resulted in a heightened sense of the increased need for security for our society in general. No assurance can be given that this realignment of the Company's business will result in an improvement in the results of the Company's business activities.

The Company's principal place of business is 1616 Warren Avenue, Suite 34, Cheyenne, WY, 82001.

The Company's then General Manager, Mr. Blair Merriam, was authorized by the Directors of the Company to seek suitable candidates in the field of security, for acquisition by the Company. In furtherance of this aim the Company recently executed an agreement with Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of the State of Louisiana, (hereinafter "Iris") pursuant to which it was agreed that the Company would acquire all of the issued and outstanding stock of Iris.

Iris has committed to being acquired by the Company, while the Company's obligation to consummate the acquisition is subject only to the Company's approval of financial data to be submitted by Iris. Iris is in the process of having its latest financial statement audited in order to facilitate the satisfaction of the condition precedent to the Company's obligation to consummate the acquisition.

In contemplation of the consummation of the acquisition, on May 23, 2002, Mr. Dennis Schlagel, the Company's then President and Mr. Blair Merriam, the Company's then General Manager, resigned their offices (both, however, remained as Directors of the Company) and Mr. Gary O'Neal, and Mr. Michael Landers (respectively Chief Executive Officer and President of Iris) respectively became President and Vice President of Finance of the Company. Messrs. O'Neal and Landers were also appointed Directors of the Company.

On the same date Mr. Daniel Thornton (Secretary and a Director of the Company) was appointed Vice President - Business Development of the Company.
(See "Directors and Executive Officers".)

On April 25, 2002, the Company entered into an agreement with Iris pursuant to which Iris agreed to render certain services to the Company which services are designed to accelerate the Company's business realignment. (See "Iris - Professional Services Contract".)

Assumptions derived from the Company's accompanying financial statements must be carefully developed because the Company has completely changed its business, having derived virtually no revenue from its web site activities for fiscal 2001, pursuing a completely different business than that of the predecessor company. Therefore, the financial statements have no comparative information that would be helpful in this regard. Instead, the Company will focus on the forward looking aspects of the financial condition and any risks involved in future endeavors.

The Company has an extremely limited operating history, and its prospects are subject to the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet Protocol-based products and services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the acceptance of FSPS by potential acquisitions, demand for its existing products, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of our products and services, general economic conditions and economic conditions specific to the technology and security industries. As a strategic response to changes in the competitive environment, the Company may from time to time make material pricing, service or marketing decisions that affect the Company's business. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations.

RESULTS OF OPERATIONS
Revenues for the fiscal year ended March 31, 2001 were $4,521. For the fiscal year ended March 31, 2002 revenues were $638. Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. General and administrative expense was $1,415,110 and $337,627 in the fiscal years ended March 31, 2001, and 2002 respectively. Executive compensation in the form of Common Stock and Common Stock options has been granted to Mr. Dennis Schlagel, the Company's President since the end of the bagel store operation, and Mr. Blair J. Merriam, with whom the Company contracted through Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001.

The Company has total net operating loss carryforwards at March 31, 2002 of approximately $2,512,000 and $2,274,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal years 2011 and 2004 for federal and California state tax purposes, respectively.

The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid. However, the former President of the Company, Dennis Schlagel, received 500,000 shares of restricted Rule 144 stock in lieu of compensation and a Stock Option in April 1999, for 500,000 shares of common stock exercisable at the price of $0.50 per share. The stock and stock options were granted to Mr. Schlagel because the Company did not have sufficient cash available to induce Mr. Schlagel to join the Company in an officer and director capacity. In March 2002 600,000 shares of S-8 stock were issued to Mr. Schlagel for services rendered to the company for the three months of January through March 2002 and an additional 600,000 shares for April through June 2002. See "Security Ownership of Certain Beneficial
Owners and Management" Item 11 below, "Executive Compensation" Item 6 below, and "Certain Relationships and Related Transactions" Item 12 below.

The Company issued 10,000 shares of restricted Rule 144 common stock to Daniel Thornton in April 1999, in exchange for consulting services. The stock was granted to Mr. Thornton because the Company did not have sufficient cash available to induce Mr. Thornton to join the Company in the capacity of director. In March 2002 200,000 shares of S-8 stock were issued to Mr. Thornton for services rendered to the company for the three months of April through June 2002. See "Security Ownership Of Certain Beneficial Owners and Management" Item 11 below, and "Certain Relationships and Related Transactions" Item 12 below.

The Company's day to day operations were provided by Mr. Blair J. Merriam under a contract with Internet Advisors Group, Inc. In April, 2000, all rights and obligations of Internet Advisors Group, Inc. under the agreement were assigned to Mr. Blair Merriam, its sole shareholder and employee. In March 2002 1,200,000 shares of S-8 stock were issued to Mr. Merriam for services rendered to the company for the three months of January through March 2002 and an additional 600,000 shares for April through June 2002.

In April 1999, stock options were granted (not under any plan) to purchase 1,000,000 shares of common stock. These stock options were granted to employees, directors and consultants at exercise prices of fifty cents ($0.50) per share which were below the fair market value at the date of grant.
See "Security Ownership of Certain Beneficial Owners and Management" Item
11 below, "Executive Compensation", Item 10 below, and "Certain Relationships and Related Transactions", Item 12 below.

On April 25, 2002, the Company entered into an agreement with Iris pursuant to which Iris agreed to render certain services to the Company which services are designed to accelerate the Company's business realignment. (See "Iris - Professional Services Contract".)

LIQUIDITY AND CAPITAL RESOURCES
The Company's auditor has issued an opinion about the Company's ability to continue as a going concern. The Company does require a significant cash infusion to further its implementation plans.

In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2002.

In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued. In November, 2001, 70,000 shares of Series A preferred stock were issued as incentive to four related parties for providing the Company with operating capital from loans totaling $20,000 and from purchase of common stock for $50,000.

With respect to fiscal years beyond March 31, 2002, the Company will need to raise additional capital to meet operating requirements. Revenues have decreased and expenses have continued to exceed revenues. Accordingly, the Company does not expect to be able to fund operations from internally generated funds for the foreseeable future.

Cash requirements depend on several factors, including:
(1)	the level of expenditures on marketing, advertising and acquisition
(2)	the rate of market acceptance
(3)	the ability to expand the customer base
(4)	the ability to increase the volume of sales
(5)	the cost of contractual arrangements with providers of wholesale services.


The Company currently has no material commitments. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in 2002-2003 consistent with its anticipated growth. We cannot accurately predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.

PLAN OF OPERATION
Over the next twelve months the Company plans to devote most of its efforts and financial resources toward expanding its current business as anticipated by the Iris acquisition, as well as the identification and negotiation of other potential acquisitions. The Company intends to fund the proposed activities through the sale of stock, which management believes will allow the Company to implement its proposed expansion activities, effectively increasing its revenue and earnings potential as well as improving the potential for further enhancements to its business and revenues through key acquisition(s).

There can be no assurance that such funding will be available to the Company. In the event that such funding is not available to the Company, then FSPS would be forced to use whatever cash is generated. Assuming that the Iris acquisition is consummated, Iris would become its only source of income, and the implementation of its plans would likely be much slower than what could be achieved with the infusion of substantial new investments. The availability of funds will determine the scope and scale of the implementation of the expansion plans, the speed with which expansion occurs, as well as the identification and negotiation of acquisitions which are pursued.

Depending upon the ability of the Company to arrange additional financing, the Company expects to add full time management and staff by the end of 2002. Development of the Company's business could significantly alter the timing of the need for staff and current plans are tentative. In addition, competition for qualified security technology and sales personnel is intense, which is expected to make it difficult to add personnel on short notice and at the optimal time for the Company.

The commitment to pay $20,000 a month under the Professional Services
Contract with Iris represents a material commitment. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in 2002 consistent with its anticipated growth. We cannot accurately predict the timing and amount of our cash requirements. If capital requirements vary materially from those currently planned, as mentioned previously, we may require additional financing sooner than anticipated. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on our business, results of operations and financial condition.
The Company is preparing a private placement offering of its common stock. The securities will not be registered under the Securities Act of 1933, as amended. No assurance can be given that the Company will be successful in obtaining all or any part of the equity financing sought.

KNOWN RISKS AND TRENDS
SEASONALITY
The Company does not expect to be sensitive to seasonal fluctuation.

LIABILITY FOR THE COMPANY'S SERVICES
If the acquisition of Iris is completed, liability issues affecting the Company because of Iris activities would be no more or no less than any other IP-based service provider. Recent news of major wholesale providers such as Global Crossing, Qwest and WorldCom's financial instability cause significant concern over the viability of IP based providers, suggesting that there is major consolidation about to occur in the telecommunications and Internet industries itself. Many companies are not as visible as those previously mentioned, thus Iris has identified alternate sources for all of its products, should any of its vendors or suppliers become unstable or unable to continue.
Iris is also considering these sweeping changes as potential market opportunities that become available as a result of customer's seeking more stable providers. No assurance can be given however, that any or all of Iris' suppliers will remain viable for the long term.
Iris does carry a commercial general liability insurance policy with $1,000,000 general liability per occurrence and $2,000,000 general aggregate coverage.

ITEM 7.  FINANCIAL STATEMENTS.
Report of Independent Auditor

June 11, 2002


To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:
I have audited the accompanying balance sheets of Federal Security Protection Services, Inc. as of March 31, 2002 and 2001, and the related statements of operations, cash flows, and shareholders' equity for each of the two years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.
In my opinion, such financial statements present fairly, in all material respects, the financial position of Federal Security Protection Services, Inc. as of March 31, 2002 and 2001, and the results of operations and their cash flows for each of the two years ended March 31, 2002 and 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Federal Security Protection Services, Inc. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Carl S. Sanko
Topanga, California



Federal Security Protection Services, Inc.
Balance Sheets
March 31, 2002 and 2001




					March 31,        March 31,
					2002             2001



Assets

Current assets
  Cash				$      88         $    251
  Prepaid expenses		  13,000           32,250
	Total current assets	13,088           32,501


Property and equipment
  Equipment	                   2,444            2,444
  Accumulated depreciation	  (1,220)            (732)
	Property and equipment, net	 1,224            1,712



Other assets
  Trademarks, net 	      	 0            7,475
	Total other assets	     	0            7,475


Total assets			$   14,312       $   41,688

See accompanying notes to financial statements



Federal Security Protection Services, Inc.
Balance Sheets
March 31, 2002 and 2001



                                       March 31,        March 31,
                                          2002             2001


Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                   	$  100,947       $   23,070
  Accrued expenses				26,911           10,169
  Accrued litigation settlement		42,500           42,500
Short-term borrowings   			156,281          150,881
	Total current liabilities		326,639          226,620


Commitments and contingencies

Shareholders' equity (deficit)
Convertible preferred stock, par value
$.001, 20,000,000 shares authorized,
70,000 issued and outstanding at
March 31, 2002 and none at March 31,
2001.	Aggregate liquidation preference
of $1,000,000 at March 31, 2002		70                0
Common stock, par value $.001,
100,000,000 shares authorized,
2,708,201 and 1,859,209 issued
and outstanding at March 31, 2002
	and 2001, respectively	 			2,708            1,859
  Paid in capital					4,246,255        3,995,974
  Accumulated deficit				(4,561,360)      (4,182,765)
	Total shareholders' equity		(312,327)        (184,932)


Total liabilities and shareholders' equity $   14,312       $   41,688

See accompanying notes to financial statements




Federal Security Protection Services, Inc.
Statements of Operations
For the Years Ended March 31, 2002 and 2001


    						Year Ended       Year Ended
						March 31,        March 31,
						2002             2001



Revenues                       	             $      638        $    4,521



Operating expenses:
  Salaries	      			           0            62,500
Marketing					 41,606           364,123
  General and administrative		          337,627         1,415,110
Total operating expenses	  	         379,233         1,841,733


Net loss					$ (378,595)      $(1,837,212)


Basic and dilutive loss per share	$  (.17)         $  (1.44)

See accompanying notes to financial statements




Federal Security Protection Services, Inc.
Statements of Cash Flows
For the Years Ended March 31, 2002 and 2001


					    Year Ended       Year Ended
					      March 31,        March 31,
                                                 2002	         2001


Cash flows from operating activities
Net loss                        		$(378,595)    $ (1,837,212)
Adjustments to reconcile net loss to
net cash used in operating activities
	  Depreciation and amortization	        7,963            2,668
	  Common stock issued for services	184,700        1,655,689
Changes in operating assets and
liabilities
		  Prepaid expenses		19,250          (32,250)
		  Accounts payable	 	77,878         (133,585)
		  Accrued expenses	   	16,741            7,763
       	  Short term borrowings	    	        5,400          103,881
Net cash provided by (used in) operating
activities					(66,663)        (233,046)

Cash flows from investing activities
Sale of fixed assets	        	       	 0           26,187
Net cash provided by (used in) investing
activities	      			         0           26,187
Cash flows from financing activities
Proceeds from issuance of common stock	     59,500           60,000
Issuance of preferred stock in payment of
	interest	   			7,000                0
  Issuance of common stock for interest	           0          126,050
Net cash provided by (used in) financing
	activities	 			66,500          186,050


Net increase (decrease) in cash		        (163)         (20,809)

Cash, beginning of year	      		         251           21,060

Cash, end of year	                       $   88        $     251



See accompanying notes to financial statements





Federal Security Protection Services, Inc.
Statements of Shareholders' Equity
For the Years Ended March 31, 2002 and 2001



					     Year Ended       Year Ended
					      March 31,        March 31,
					        2002             2001




Convertible preferred stock:
  Balance, beginning of year            	$   0       $    10
  Convertible preferred stock issued	70                0
  Convertible preferred stock converted    0              (10)

	Balance, end of year	              70                0



Common stock and paid in capital:
  Balance, beginning of year	       3,997,833        2,156,084
  Common stock issued	              579,457        1,841,749

	Balance, end of year	       4,248,963        3,997,833



Accumulated deficit:
  Balance, beginning of year	    (4,182,765)      (2,345,553)
  Net loss	                         (378,595)      (1,837,212)

	Balance, end of year	(4,561,360)      (4,182,765)



Total shareholders' equity	$   (312,327)      $ (184,932)

See accompanying notes to financial statements



NOTES TO FINANCIAL STATEMENTS

NOTE	1  Summary of significant accounting policies

Organization and business
Federal Security Protection Services, Inc. ("the Company"), a Delaware Corporation, was incorporated on February 4, 1994 as New York Bagel Exchange, Inc. Commencing September 26, 1995, the
Company operated in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffees and related items.
On August 22, 1997, the Company acquired the assets and liabilities of Windom, Inc., a non-operating public shell, resulting in the retirement of all the common and preferred shares of both companies, and the reissuance, by the Company, of 2,594,560 shares of common stock. The merger was accounted for, in substance, as an issuance of stock for the net monetary assets of Windom, Inc. on August 22, 1997, and the financial statements presented are those of New York Bagel Exchange, Inc. since the date of its formation. Subsequent to the merger, the Company continued its wholesale and retail operations. On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Webboat.com, Inc., on April 2, 1999, Webboat.com, Inc. changed its name to Windom.com, Inc., on April 20, 1999, Windom.com, Inc. changed its name to Web4boats.com, Inc., and on March 12, 2002 Web4boats.com, Inc. changed its name to Federal Security Protection Services, Inc.

On March 22, 1999, the Board of Directors approved sale of the Company's inventory and fixed assets for $120,000. The Company ceased its bagel business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition for the year ended December 31, 1999.

During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. Subsequently, through November
30, 2001, the Company continued to invest substantially in website development and related costs. While all such development costs were expensed as incurred, the Company expected, as a going concern, to realize future benefits from these costs. On December 1, 2001, the Company ended its pursuit of developing an internet boating site. The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, rendered putting further resources into internet boating unviable.

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

The Company had no only minimal revenues for the years ended March 31, 2002 and 2001. The Company expects, as a going concern, to derive substantial revenues from the acquisition of existing security companies in fiscal year 2003.

Property and equipment
Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero.
Sale of operating assets

In April, 2000, the Company paid $5,000 and returned $31,160 in computer equipment it had purchased in July, 1999, from a vendor involved in the development of the Company's e-commerce website in settlement of $15,500 in payables to the vendor, of which $11,750 was accrued as of March 31, 2000. The sale resulted in a loss of $15,687 for the year ended March 31, 2001.

Income taxes
The Company has total net operating loss carryforwards at March 31, 2002 of approximately $2,512,000 and $2,274,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively. Earnings per share

On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the fiscal year with the reverse stock split retroactively applied to each of the years ending March 31, 2002 and 2001.

NOTE	2  Shareholders' equity

Compensatory stock issuance
During the year ended March 31, 2001, the Company received salary compensation valued at $62,500 in exchange for common stock.

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options have been exercised as of March 31, 2002. The number of shares represented by stock options outstanding at March 31, 2002 are 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total, and with a market price at date of grant of $.06 to $2.00 per share, and $2,027,500 in total. Outstanding options expire on various dates from January, 2002 to March, 2003. Included in stock options outstanding at March 31, 2002, are 1,500,000 shares which were determined to have a fair value per option of $.073 as of the date of grant using the Black-Scholes option pricing model with the following assumptions: expected price volatility of 57.7%, expected option lives of three years, risk free interest rate of 6.0%.



Stock redeemed and issued
In April, 1999, the Company issued 500,000 shares of restricted common stock and stock options representing 500,000 shares of common stock to a new officer for services which were fully rendered as of March 31, 2001.

Preferred stock
In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2002.

In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued. In November, 2001, 70,000 shares of Series A preferred stock were issued as incentive to four related parties for providing the Company with operating capital from loans totaling $20,000 and from purchase of common stock for $50,000.

NOTE	3  Related parties

Short term borrowings
During the year ended March 31, 2001, the Company received $140,000 from eight lenders, two of which were related parties, in exchange for promissory notes with interest at 12% per year and terms ranging from seven days to six months. As inducement to obtain the unsecured loans, the Company issued a total of 560,000 shares of common stock, valued at $123,800, which was recorded as interest expense during the year ended March 31, 2001.

At March 31, 2001, the Company had unsecured promissory notes, inclusive of accrued interest, of $161,050, payable to eight shareholders, and that bear annual interest at rates of 10% to 12%. At March 31, 2002, the Company had unsecured promissory notes, inclusive of accrued interest, of $183,192, payable to nine shareholders, that bear annual interest at rates of 10% to 12%.

Stock options
Represented in outstanding stock options are 3,320,000 shares at March 31, 2002 to related parties.

NOTE	4  Statements of Cash Flows

Financial instruments
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Noncash transactions
During the year ended March 31, 2001, the Company issued 10,267,233 shares of its common stock, of which 4,633,333 shares were to related parties. The shares were in exchange for $52,875 in short term borrowings and interest payable and in exchange for $1,384,253 as compensation for services, of which $124,828 had been accrued at March 31, 2000 and $32,250 is a prepaid expense at March 31, 2001.

During the year ended March 31, 2002, the Company issued 6,490,000 shares of its common stock of which 4,690,000 shares were to related parties. The shares were compensation in exchange for $184,700 in services and $14,000 in interest of which $5,500 is a prepaid expense at March 31, 2002.

Interest paid in fiscal years 2002 and 2001, the Company charged to operations interest expense of $27,741 and $137,256, respectively. Interest paid during fiscal year ending March 31, 2002 was $0. Interest paid during fiscal year ending March 31, 2001 was $4,841.

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

For the year ended March 31, 2002, $4,500 in cash and 2,790,000 shares of common stock, valued at $83,700 were issued as payment in full for services received from April through December, 2001. A balance of $30,000 under the contract has been accrued as of March 31, 2002.

Service commitments
The Company had entered into various contracts for professional services related to managing and promoting its website. Commitments as of March 31, 2002 under these contracts total $7,500, which has been prepaid as of March 31, 2002, with all contracts expiring by July 17, 2002.

Litigation
During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of March 31, 2002 and 2001.

NOTE	6  Subsequent events

Stock for services
In April, 2002, the Company issued 3,342,000 shares of its common stock in exchange for management and legal services valued at $167,100 of which $150,000 was to related parties. As of March 31, 2002, $86,100 of these services had been expensed, with the balance applicable to services being provided in the subsequent period.

NOTE	7  Going concern
The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the current quarter ended December 31, 2001, as a result of considering the unviability of remaining in the internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic opportunity.
Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the small business and home security industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 2, 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. As reflected in the Statement of Cash Flows for the current period, the Company has been able to significantly reduce its cash outlays for operating expenses, as well, and expects such outlays to be minimal during the next 12 months. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to develop in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Pursuant to the Company's Certificate of Incorporation and its By-Laws, The members of the Board of Directors serve for one-year terms. The Company's current directors and executive officers are:

Name					Age		Position Held

Gary O'Neal			47         	President, Chief Executive Officer,
							Director

Michael Landers			53		Vice President-Finance, Treasurer,
							Director

Daniel Thornton			41		Secretary, Vice President-Business

							Development, Director

Dennis Schlagel			62		Director

Blair Merriam			44		Director

William Livingston		79		Director


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
There have been significant material changes to both ownership and management of the Company, thus the tables below set forth information, as of May 31, 2002, with respect to beneficial ownership of the Company's Common Stock and Series A Preferred Stock by each person known by the Company to be the beneficial owner of more than 5% of each class of its outstanding voting securities, by each director of the Company, by each executive officer and by all officers and directors of the Company as a group. Unless otherwise noted, each Shareholder has sole investment and voting power over the shares owned. Shares of Series A Preferred Stock vote with the Common Stock on all matters. Those interested in seeing information reflecting the status of the beneficial ownership as of March 31, 2002 should consult the Company's proxy materials in reference to the annual shareholder's meeting held on March 12th, 2002.

The tables below do not give effect to the issuance of 70,000 shares of Series B Preferred stock, which stock will be issued upon the consummation of the Iris acquisition agreement in consideration of all of the outstanding common stock of Iris. Each share of Series B preferred stock to be issued upon said consummation will have 100 votes. Upon issuance the Series B preferred stock will vote on all matters with the common stock of the Company.

COMMON STOCK
NAME AND ADDRESS
OF BENEFICIAL			 AMOUNT AND NATURE OF  	PERCENTAGE OF
OWNER		                   BENEFICIAL OWNERSHIP		CLASS

Gary O'Neal				0(4)			0%
(Pres. CEO, Director)
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers				10,000(4)		0%
(Treas., V.P.-Fin/Dir)(5)
400 Poydras St., #1510
New Orleans, LA 70130

Dennis Schlagel (1) (Dir.)  		1,780,500(2)		25.9%
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton 		       212,500			.03%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (5)(Director)	     2,123,500(3)		30.9%
P.O. Box 3235
Cheyenne, WY 82003

William Livingston (Director)	       50,000			.01%
7708 Coralite Drive, #101
Las Vegas, NV

All current directors and executive	4,176,500		60.6%
officers as a group (6 persons)
- --------------------
(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 25,000 shares of Series A Preferred Stock that votes with the Common Stock. Also includes 1,200,000 shares that may be acquired directly pursuant to the exercise of options and 280,000 shares that may be acquired by Latin Foods, a company wholly owned by Mr. Schlagel.
(3)	Includes 25,000 shares of Series A Preferred Stock that votes with the
Common Stock. Also includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc., a company wholly owned by Mr. Blair Merriam.
(4)	Does not include options to acquire 1,000,000 shares of common stock issued on April 24, 2002.
(5)	Mr. Michael Landers and Mr. Blair Merriam are brothers in law.


SERIES A PREFERRED STOCK*
NAME AND ADDRESS
OF BENEFICIAL			AMOUNT AND NATURE OF     PERCENTAGE OF
OWNER				BENEFICIAL OWNERSHIP		CLASS

Dennis Schlagel (1) (Dir.)	     	25,000			35.7%
P.O. Box 3171
Cheyenne, WY 82003

Blair Merriam (1) (2) 			25,000			35.7%
P.O. Box 3235
Cheyenne, WY 82003

Dori Merriam	(2)			10,000			 14.3%
P.O. Box 9822
Newport Beach, CA 92658

All current directors and executive 	50,000			71.4%
officers as a group (2 persons)
- --------------------
* Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock after November 16, 2002. Series A Preferred Stock votes with the Common Stock on all matters. There are 70,000 shares of Series A Preferred Stock outstanding. The designation of rights and preferences are set forth in an exhibit to the Company's Form 10SB filed November 24, 1999, and has been amended effective November 16, 2000, to increase the authorized shares in the class to 70,000. The number of shares of Series A preferred shown above, does not give effect to a 10 to 1 reverse split of the common stock of the Company, effective
March 27th, 2002. Thus, the common stock is subject to the 10 for 1 reverse split immediately following the 1 for 100 conversion of the Preferred Series A stock to common stock, and the stock will ultimately convert from 1 share of Series A preferred to 10 shares of common stock.

(1)	Mr. Dennis Schlagel and Mr. Blair Merriam are first cousins.
(2)	Dori Merriam is an aunt to Mr. Blair Merriam through her husband's family.


ITEM 10.  EXECUTIVE COMPENSATION.
The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2002.

Long Term Compensation
Annual Compensation           Awards
                    ---------------------  ----------------------
Name                                 Other               Securities
And                                  Annual  Restriced   Under-      All Other
Principal                            Compen- Stock       lying        Compen-
Position           Salary      Bonus sation  Awards      Options      sation

Blair J. Merriam   -0-(1) 	  -0-   -0-     $193,750(2) -0-           -0-
General Manager
Dennis Schlagel    -0-         -0-   -0-     $250,000(3) 500,000(4)    -0-
President, Chief
Executive Officer,
Secretary, Treas.,
Director

(1)	In April, 2000, all rights and obligations of Internet Advisors
Group, Inc. under the agreement were assigned to Blair Merriam, its sole shareholder and employee. In addition, the agreement was renewed for a period to expire March 31, 2001.  The agreement was terminated and will not be continued as of March 31, 2002.
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

EMPLOYMENT ARRANGEMENTS
The Company has no employment agreements with any of its employees. Subsequent to this report, on April 25, 2002, the Company executed an agreement with Iris pursuant to which Iris agreed to develop and refine the Company's business plan in order to facilitate the entry of the Company into the business of providing internet security arrangements for clients.
This Agreement has a term of six (6) months and is automatically renewed unless specifically terminated by either of the parties. The Company has agreed to pay Iris $20,000 per month, during the life of the Agreement. The Agreement will be unaffected by the consummation of the acquisition of the stock of Iris by the Company. See "Certain Relationships and Related Transactions" in Item 12, below.

STOCK OPTIONS AND WARRANTS
No options or warrants were issued during the fiscal year ended March 31, 2002.

DIRECTORS COMPENSATION
The Company's directors are reimbursed for expenses incurred on behalf of the Company. The company presently has no compensation plan for directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. As mentioned previously, significant material events have occurred with respect to changes in ownership and management that are relevant to evaluating the current status of the company, thus information that puts forth the status as of March 31st can be found in the most recent filings relating to the annual shareholder?s meeting held on March 12th, 2002. Thus, the following tables sets forth the number and percentage of outstanding shares of Company Common Stock and Series A Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of June 12, 2002.

COMMON STOCK
NAME AND ADDRESS OF              PERCENTAGE OF        NUMBER OF SHARES OF
BENEFICIAL OWNER                  OWNERSHIP             COMMON STOCK
                                                     BENEFICIALLY OWNED
Gary O'Neal			        0(4)			0%
(Pres. CEO, Director)
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers				10,000(4)		0%
(Treas., V.P.-Fin/Dir)(5)
400 Poydras St., #1510
New Orleans, LA 70130

Dennis Schlagel (1) (Dir.) 		1,780,500(2)	      25.9%
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton        		         212,500	     .03%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (3) (5)(Director)	2,123,500(4)		30.9%
P.O. Box 3235
Cheyenne, WY 82003

William Livingston (Director)	       	50,000			.01%
7708 Coralite Drive, #101
Las Vegas, NV

All current directors and executive 	4,176,500		60.6%
officers as a group (6 persons)
- --------------------
(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 25,000 shares of Series A Preferred Stock that votes with the Common Stock. Also includes 1,200,000 shares that may be acquired directly pursuant to the exercise of options and 280,000 shares that may be acquired by Latin Foods, a company wholly owned by Mr. Schlagel.
(3)	Includes 25,000 shares of Series A Preferred Stock that votes with the Common Stock. Also includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc., a company wholly owned by Mr. Blair
Merriam.
(4)	Does not include options to acquire 1,000,000 shares of
common stock issued on April 24, 2002.
(5)	Mr. Michael Landers and Mr. Blair Merriam are brothers in law.

* Indicates ownership of less than one percent.

SERIES A PREFERRED STOCK
NAME AND ADDRESS OF   PERCENTAGE OF        NUMBER OF SHARES OF SERIES
BENEFICIAL OWNER       OWNERSHIP           A PREFERRED BENEFICIALLY
OWNED (1)
Dennis Schlagel (1) (Dir.)   		25,000			35.7%
P.O. Box 3171
Cheyenne, WY 82003

Blair Merriam (1) (2) 			25,000			35.7%
P.O. Box 3235
Cheyenne, WY 82003

Dori Merriam	(2)			10,000			 14.3%
P.O. Box 9822
Newport Beach, CA 92658

All current directors and executive 	50,000			71.4%
officers as a group (2 persons)
- --------------------
* Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock after November 16, 2002.  Series A Preferred Stock votes with the Common Stock on all matters.  There are 70,000 shares of Series A
Preferred stock outstanding.  The designation of rights and preferences are set forth in an exhibit to the Company's Form 10SB filed November 24, 1999, and has been amended effective November 16, 2000, to increase the authorized shares in the class to 70,000. The number of shares of Series A preferred shown above do not give effect to the 1 for 10 reverse split of the common stock, thus the Series A Preferred stock, once converted to common stock will immediately undergo a 10 to 1 reverse split of the common stock subsequent to the conversion to common stock.
(1)	Mr. Dennis Schlagel and Mr. Blair Merriam are first cousins.
(2)	Dori Merriam is an aunt to Mr. Blair Merriam through her husband's family.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The following individuals received stock registered under S-8 in lieu of compensation.
Per Share
Name			Date		Description		Amount		Valuation
Dennis Schlagel	March 2002	S-8 Common Stock	1,200,000 shares	   $.05
Daniel Thornton	March 2002	S-8 Common Stock	  200,000 shares	   $.05
Blair Merriam	March 2002	S-8 Common Stock	1,800,000 shares	   $.05

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
The Company has had no filings on Form 8-K. Recent changes of management are disclosed in this 10k filing and are reported within the required time frame. The following exhibits are filed as part of the Registration
Statement:

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

1*	Amendment to Articles of Incorporation

2(1)*	Letter of Intent

2(2)*	Iris "Professional Services Agreement"


SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)  FEDERAL SECURITY PROTECTION SERVICES, INC.

By:  /s/ Gary O'Neal
Gary O'Neal, Chief Executive Officer, President, Director
Date:	June 29th 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Daniel Thornton
Daniel Thornton, Director
Date:	June 29th, 2002