Form 10QSB
period 2002-06-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2002-08-14
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2002

	[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

	For the transition period from __________ to _________

	Commission file number  000-28335

		Federal Security Protection Services, Inc.
		____________________________________________________________
	   (Exact name of small business issuer as specified in its charter)

		Delaware
		____________________________________________________________
	     (State or other jurisdiction of incorporation or organization)

				   84-1080043IRS
		____________________________________________________________
				(Employer Identification No.)

	  1616 Warren Avenue, Suite 34, PO Box 3171
          Cheyenne, Wyoming 82003
		____________________________________________________________
			(Address of principal executive offices)

				(866) 932-2628
		____________________________________________________________
				(Issuer's telephone number)

		____________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

	State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

		August 1, 2002, 5,750,209 shares.




	Transitional Small Business Format (Check one):  Yes [ ] No [x]


                                      (1)







		FEDERAL SECURITY PROTECTION SERVICES, INC.
			    FORM 10-QSB

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Independent Accountant's Review Report--------------------------------- 3
Balance Sheets--------------------------------------------------------- 4
Statements of Operations----------------------------------------------- 6
Statements of Cash Flows----------------------------------------------- 7
Notes to Financial Statements------------------------------------------ 8
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 12
PART II  OTHER INFORMATION--------------------------------------------- 16
Item	1.  Legal Proceedings------------------------------------------ 16
Item	2.  Changes in Securities-------------------------------------- 16
Item	3.  Defaults Upon Senior Securities---------------------------- 16
Item	4.  Submission of Matters to a Vote of Security Holders-------- 16
Item	5.  Other Information------------------------------------------ 16
Item	6.  Exhibits and Reports--------------------------------------- 16
Signatures------------------------------------------------------------- 16





























                                      (2)


PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.

Independent Accountant's Review Report


August 2, 2002



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying balance sheets of Federal Security Protection Services, Inc. as of June 30, 2002 and 2001, and the related statements of operations and cash flows for each of the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Federal Security Protection Services, Inc.

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




Carl S. Sanko
Topanga, California








                                      (3)



	Federal Security Protection Services, Inc.
	Balance Sheets
	June 30, 2002 and 2001





                                      June 30,         June 30,
                                         2002             2001



Assets


Current assets
  Cash	                             $      220        $   9,913
  Prepaid expenses	                  1,250           20,000
	Total current assets	          1,470           29,913


Property and equipment
  Equipment	                          2,444            2,444
	                                  2,444            2,444
  Accumulated depreciation	         (1,342)            (854)
	Property and equipment, net	  1,102            1,590


Other assets
  Trademarks, net 	                      0            6,929
	Total other assets	              0            6,929


Total assets	                     $    2,572       $   38,432












	See accompanying notes to financial statements

	- Unaudited -


                                      (4)





	Federal Security Protection Services, Inc.
	Balance Sheets
	June 30, 2002 and 2001







                                      June 30,         June 30,
           	                       2002             2001



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   $   81,970       $   46,692
  Accrued expenses	                 31,349           14,376
  Accrued litigation settlement	         42,500           42,500
    Short-term borrowings	        156,580          136,781
	Total current liabilities	312,399          240,349



Shareholders' equity (deficit)
  Convertible Series A preferred stock,
par value $.001, 20,000,000 shares
	authorized, 70,000 issued and
	outstanding at June 30, 2002 and none
	at June 30, 2001.  Aggregate liquidation
	preference of $7,000,000 at June 30, 2002. 	70                0

  Common stock, par value $.001,
	100,000,000 shares authorized,
	5,750,209 and 2,059,209 issued
	and outstanding at June 30, 2002
	and 2001, respectively	                     5,750           20,592
  Paid in capital	                         4,459,426        4,027,241
  Accumulated deficit	                        (4,775,073)      (4,249,750)
	Total shareholders' equity	          (309,827)        (201,197)


Total liabilities and shareholders' equity	$    2,572       $   38,432





	See accompanying notes to financial statements

	- Unaudited -

                                      (5)


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended June 30, 2002 and 2001






                      	                   3 Months Ended   3 Months Ended
	                                     June 30,         June 30,
          	                               2002              2001






Revenues                       	            $        0        $      408




Operating expenses:
  Marketing	                                     0            10,500
  General and administrative	               213,713            56,892
Total operating expenses	               213,713            67,392

Loss from operations	                      (213,713)         ( 66,984)

Other income	                                     0                 0


Net income (loss)	                    $ (213,713)       $ ( 66,984)


Basic and dilutive income (loss) per share  $  (.045)         $  (.003)









	See accompanying notes to financial statements

	- Unaudited -





                                      (6)



	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Three Months Ended June 30, 2002 and 2001




	                                    3 Months Ended  3 Months Ended
                                              June 30,        June 30,
                	                       2002            2001

Cash flows from operating activities
  Net income (loss)                          $ (213,713)      $ ( 66,984)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	            122              668
	  Common stock issued for services	216,213                0
	  Changes in operating assets and
		liabilities
	  	  Prepaid expenses	         11,750           12,250
		  Accounts payable	        (18,978)          23,622
		  Accrued expenses	          4,438            4,206
       	  Short-term borrowings        	            300          (14,100)
Net cash provided by (used in) operating
	activities	                            132          (40,338)


Cash flows from investing activities
  Sale of fixed assets	                              0                0
 Net cash provided by (used in) investing
	activities	                              0                0


Cash flows from financing activities
   Proceeds from issuance of common stock	      0           50,000
 Net cash provided by (used in) financing
	activities	                              0           50,000


Net increase (decrease) in cash	                    132            9,662

Cash, beginning of period	                     88              251

Cash, end of period	                      $     220        $   9,913







	See accompanying notes to financial statements

	- Unaudited -

                                      (7)
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

	 	During fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. Subsequently, through November 30, the Company continued to invest substantially in website development and related costs. While all such development costs were expensed as incurred, the Company expected, as a going concern, to realize future benefits from these costs.

On December 1, 2001, the Company ended its pursuit of developing an internet boating site. The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, rendered putting further resources into internet boating unviable. Accordingly, the boating website was closed in January, 2002. Presently, the Company is making plans to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company will provide its products and services to customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. It will develop custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. These integrated solutions will be deployed on a secure network which provides integrated access to 85% of the United States and in 115 countries. The Company will also provide desktop-to-desktop managed security network solutions and
                                      (8)
other policy-based services.

	The Company had only minimal revenues from its internet site for the three months ended June 30, 2001, and no revenues for the three months ended June 30, 2002. The Company expects, as a going concern, to derive revenues from the acquisition of existing security related companies and from internally generated growth in the remaining quarters of fiscal year 2002.

	Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero.

	Income taxes
	The Company has total net operating loss carryforwards at June 30, 2002 of approximately $2,509,000 and $2,274,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

	Earnings per share
	On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period with the reverse stock split retroactively applied to the three months ended June 30, 2001.


NOTE	2  Shareholders' equity

	Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totalling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. The number of shares represented by stock options outstanding at June 30, 2002 is therefore, 6,225,000 shares with an option price of $.15 per share, and $933,750 in total, and with a market price at date of grant of $.08 per share, and $498,000 in total. Outstanding options expire in April, 2007. The 6,225,000 in stock options outstanding at June 30, 2002 were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected
                                      (9)

option lives of five years, risk free interest rate of 6.0%.

	Issuance of preferred stock
	In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at June 30, 2002.

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

	At June 30, 2002, the Company had unsecured promissory notes, inclusive of accrued interest, of $187,630, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

	Stock options
	Represented in outstanding stock options are 6,200,000 shares at June 30, 2002, to related parties.

NOTE	4  Statements of Cash Flows

	Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

	Noncash transactions
	During the three months ended June 30, 2002, the Company issued 3,042,000 shares of its common stock, of which 2,650,000 shares were to related parties. The shares were compensation in exchange for $152,100 in services, of which
                                      (10)

$71,100 had been accrued at March 31, 2002.

	Interest paid
	During the three months ended June 30, 2002 and 2001, the Company charged to operations interest expense of $8,688 and $4,206, respectively. No interest was paid for either period.


NOTE	5  Commitments and Contingencies

	Contract commitments
	On April 5, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services.  The contract was renewed through March 31, 2002.  For the year ended March 31, 2002, $4,500 in cash and 2,790,000 shares of common stock, valued at $83,700 were issued as payment for services received from April through December, 2001.  A balance of
$30,000 under the contract that was accrued as of March 31, 2002 was paid in the quarter ended June 30, 2002 with the issuance of 600,000 shares of common stock.

	On April 25, 2002, the Company entered into a six month professional services agreement with Iris Broadband, Inc. under which the Company agreed to pay $20,000 per month and 2,700,000 in stock options (see Note 2). Iris Broadband, Inc.'s responsibilities under the agreement will be to fully develop and refine the Company's business plan, and establish the Company in the Internet and private network security business. Coincidental with the professional services agreement, the Company signed a letter of intent to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris Broadband, Inc. by September 30, 2002 in which Iris Broadband, Inc. would become a wholly-owned subsidiary of the Company in a transaction whereby the stockholders of Iris Broadband, Inc. would receive 120,000 shares of the Company's $.001 par value Series A preferred stock.

	Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of June 30, 2002 and 2001.


NOTE	6  Subsequent events

	Contract commitments
    	On July 26, 2002, the Company entered into a six month contract with GlobalEquitywatchers.coms, a wholly owned subsidiary of Round II Inc., under which terms the Company will receive various services related to promoting the Company's website in exchange for 15,000 shares of the Company's common stock which had a value of $900 ($.06 per share) on the contract date.
Additionally, the Company signed a 60 day agreement (with options for renewal) with Round II Inc. on July 26, 2002 for the express purpose of having Round II Inc. endeavor to use its professional expertise towards presenting the Company with potential business entities for acquisition by the Company or for the purpose of locating appropriate funding sources for the Company. As a result of successfully completed transactions through its
                                     (11)
efforts, Round II Inc. will be paid a fee of 10% of the stock and/or cash received by the Company.

NOTE	7  Going concern
	The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the unviability of remaining in the internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity.
Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the small business and home security industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 2, 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well.
While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to market in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Unless specified otherwise as used herein, the terms "we", "us" or "our" refers to Federal Security Protection Services, Inc.

The following Management's Discussion and Analysis or Plan of Operation contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations.
We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation: (1)general economic and business conditions, (2) effect of future competition,and (3) failure to raise needed capital.

OVERVIEW
The Company was organized under and pursuant to the laws of the State of Delaware on February 4, 1994, under the name of New York Bagel Exchange, Inc., and as of September 26, 1995, operated in the business of wholesale and retail sales of bagels, sandwiches, baked goods, specialty coffees and related items.

On August 22, 1997, the Company underwent a reorganization with Windom, Inc., a non-operating public shell which resulted in the retirement of all the
                                      (12)
common and preferred shares of both companies and the reissuance of certain shares of the Company which continued to do business as New York Bagel Exchange, Inc.

On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Web4boats.com, Inc. which after another two changes of name continued to be the name of the Company.

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

On November 6, 2001 the Company amended its Articles of Incorporation. To change the name of the Company to Federal Security Protection Services, Inc. At the Company's Annual Meeting of Shareholders held on March 12, 2002, the name change was approved by the shareholders. The Company was not successful in raising the necessary funds to finance the continuing operations of the Internet site and due to the fact that revenues from the operation of the site had not been significant, management of the Company determined to change the business operations of the Company. In the opinion of management, the business prospects of the Company would be enhanced by entry into the field of Internet and data security, recognizing the current sensitivity of Corporate America to security issues. Management also recognizes the fact that recent events resulted in the imposition of tight security measures for certain industries and generally resulted in a heightened sense of the increased need for security for our society in general. No assurance can be given that this realignment of the Company business will result in an improvement in the results of the operations or financial condition of the business.

The Company's corporate headquarters is 1616 Warren Avenue, Suite 34, Cheyenne, WY, 82001, and its operating office is located at 400 Poydras Street, Suite 1510, New Orleans, LA 70130.

The Company's then General Manager, Mr. Blair Merriam, was authorized by the Directors of the Company to seek suitable candidates in the field of security, for acquisition by the Company. In furtherance of this aim the Company executed an agreement with Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of the State of Louisiana, (hereinafter "Iris") pursuant to which it was agreed that the Company would acquire all of the issued and outstanding stock of Iris. Iris and the Company executed a letter of intent on April 25, 2002 to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris by September 30, 2002 in which Iris would become a wholly-owned subsidiary of the Company whereby the stockholders of Iris would receive 120,000 shares of the Company's $.001 par value Series A preferred stock.

In contemplation of the consummation of the acquisition, on May 23, 2002, Mr. Dennis Schlagel, the Company's then President and Mr. Blair Merriam, the Company's then General Manager, resigned their offices (both, however, remained as Directors of the Company) and Mr. Gary O'Neal, and Mr. Michael Landers (respectively Chief Executive Officer and President of Iris)
                                      (13)
respectively became President and Vice President of Finance of the Company. Messrs. O'Neal and Landers were also appointed Directors of the Company.

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

Services offered by Iris include:
* IP Virtual Private Networks (VPN) set-up
* ATM/Frame Relay Virtual Private Networks set-up A VPN is a means of augmenting a shared network on a secure basis through encryption or tunneling. Such a shared network could be an IP network such as X.25, or the Internet, or an Intranet, or an ATM or Frame Relay network. Tunneling involves encapsulation of that encrypted data inside IP or ATM packets or frame relay frames. Additional security is provided through firewalls at the user sites and, perhaps, in the carrier network. (Source: Newton's Telecom Dictionary,
p. 858, Miller Freeman, Inc., February 1999)
* IP Video Services utilizing advance video software compression, including
* Surveillance
* Point-to-point and Point-to-multipoint videoconferencing
* Streaming media
* Video kiosks
Video surveillance utilizing a wireless Local Area Network (LAN) or
Wide Area Network (WAN) and software licensed to Iris is very simple to setup, monitor and change as desired.  Changing camera locations is easy because there is no fixed wiring to move or install. The wireless infrastructure provides complete mobility within the umbrella of the wireless coverage area.  Indoor and outdoor applications are  established with ease, ranging from a one camera, one room set-up to up to 16 cameras in a large outdoor area.
                                      (14)



* Secure e-mail setup and maintenance
* VPN monitoring and maintenance

RESULTS OF OPERATIONS

There was no revenue for the three months ended June 30, 2002 and $408 for the three months ended June 30, 2001. Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense consists primarily of executive, consulting, financial and legal expenses and related costs.

There was no marketing expense for the three months ended June 30, 2002 and $10,500 for the three months ended June 30, 2001. General and administrative expense for the three months ended June 30, 2002 was $213,713 and $56,892 for the three months ended June 30, 2001. Eighty eight percent, or $188,113, of the general and administrative expense was for Professional fees-consulting. Of this amount, $64,113 was for stock options previously granted that were expensed for the three months ended June 30, 2002. It is anticipated that $24,282 will be expensed in the second quarter for stock options previously granted. Other Professional fees-consulting included $44,000 for Iris Broadband, Inc.'s work under the Professional Services Contract executed on April 25, 2002. The remaining $80,000 was paid out in common stock to certain officers and directors and other persons for services rendered. Detail is available in the S-8 registration dated March 29, 2002.

The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had current assets of $1,470. At June 30, 2001 the current asset balance was $29,913. Total assets for the same respective periods were $2,572 and $38,432.

As of June 30, 2002, the Company had current liabilities of $312,399. At June 30, 2001 the current liability balance was $240,349. There was no long term liability in either year, so the total liability amounts are the same as the current liability balances.

The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through borrowing or through the issuance of common stock.

PLAN OF OPERATION

Upon consummation of the acquisition of all of the outstanding stock of Iris, the Company will provide IP based products and services with emphasis on Internet and data security. Execution of the Acquisition Agreement is expected to be done in August 2002. Once the agreement is executed then due diligence will commence. Assuming both partys' due diligence efforts are completed and satisfactory, the closing date for the consummation of the acquisition is expected no later than September 30, 2002.

                                      (15)


KNOWN RISKS AND TRENDS

The Company's business plan for its own operations is presently reliant on the acquisition of Iris Broadband, Inc., a company that has ongoing operations. If the acquisition does not occur, then the Company will have no foreseeable means of generating revenues. Even if the acquisition does occur, there is no means of judging the success of the venture. There is significant competition in the IP and data security fields, and certainly much better funded companies competing in the marketplace.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports.

EXHIBITS
Copies of all signed agreements mentioned in this 10QSB are available in the Company's most recent 10KSB. Said agreements are hereby incorporated herein by this reference.


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.

Date:	August 12th, 2002			/s/ Gary S. O'Neal
	________________			__________________________
						Gary S. O'Neal, President

                                      (16)