Form 10QSB
period 2002-09-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2002-11-14
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2002

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

	  	400 Poydras Street, Suite 1510
		New Orleans, LA 70130

(Address of principal executive offices)

		(866) 932-2628

		____________________________________________________________
				(Issuer's telephone number)
		1616 Warren Avenue, Suite 34, P.O. Box 3171
		Cheyenne, WY 82003

(Former name, former address, and former fiscal year, if changed since last report)


	State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

		November 1, 2002, 6,065,209 shares.




	Transitional Small Business Format (Check one):  Yes [ ] No [x]


		FEDERAL SECURITY PROTECTION SERVICES, INC.
			    FORM 10-QSB



PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.

	Independent Accountant's Review Report


November 7, 2002

To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying balance sheets of Federal Security
Protection Services, Inc. as of September 30, 2002 and 2001, and the related statements of operations for each of the three months and six months then ended, and the related statements of cash flows for each of the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Federal Security Protection Services, Inc.

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

The accompanying financial statements have been prepared assuming that Federal Security Protection Services, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Carl S. Sanko
Topanga, California










Pg 3
	Federal Security Protection Services, Inc.
	Balance Sheets
	September 30, 2002 and 2001







	                                         September 30,    September 30,
           	                                        2002             2001



Assets


Current assets
  Cash	                                            $    3,887          $   204
  Accounts receivable	                                42,648                0
  Officer advances	                               383,033                0
  Prepaid expenses	                                43,896           44,417
	Total current assets	                       473,464           44,621


Property and equipment
  Equipment	                                        65,649            2,444
  Accumulated depreciation	                       (12,477)          (  976)
	Property and equipment, net	                53,172            1,468


Other assets
  Deferred IRU costs	                               502,041                0
  Goodwill	                                       157,391                0
  Deposits	                                         1,388                0
  Trademarks, net 	                                     0            6,383
	Total other assets	                       660,820            6,383


Total assets	                                   $ 1,187,456       $   52,472



	See accompanying notes to financial statements

	- Unaudited -







Pg 4
	Federal Security Protection Services, Inc.
	Balance Sheets
	September 30, 2002 and 2001

	                                            September 30,    September 30,
           	                                          2002             2001

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                   	              $  159,851     $  109,381
  Accrued expenses	                                  80,806         18,289
  Current portion of long term debt	                   9,658              0
  Income taxes payable	                                  13,574              0
  Deferred IRU income	                                  31,808              0
  Accrued litigation settlement	                          42,500         42,500
  Short-term borrowings	                                 156,782        135,281
	Total current liabilities	                 494,979        305,451

Long term liabilities
  Deferred IRU income	                                 858,229              0
 Note payable 	                                          29,477              0
	Total long term liabilities	                 887,706              0

Shareholders' equity (deficit)
  Convertible preferred stock, par value of
$.001, 20,000,000 shares authorized.
	70,000 shares designated as Series A and
issued and outstanding at September 30, 2002
	and none at September 30, 2001.  Aggregate
	liquidation preference of $7,000,000 at
	September 30, 2002. 	                             70               0
    	70,000 shares designated as Series B and
	issued and outstanding at September 30, 2002
	and none at September 30, 2001.  Aggregate
	liquidation preference of $7,000,000 at
	September 30, 2002. 	                             70                0
  Common stock, par value $.001, 100,000,000
	shares authorized, 6,065,209 and 2,249,209
	issued and outstanding at September 30, 2002
	and 2001, respectively	                          6,065           22,492
  Paid in capital	                              4,859,723        4,078,341
  Accumulated deficit	                             (5,061,157)      (4,353,812)
	Total shareholders' equity	               (195,229)        (252,979)


Total liabilities and shareholders' equity	    $ 1,187,456       $   52,472

	See accompanying notes to financial statements

	- Unaudited -

Pg 5
	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Six Months Ended September 30, 2002 and 2001






	                                            6 Months Ended   6 Months Ended
	                                              September 30,    September 30,
          	                                          2002              2001





Revenues                       	                    $   21,710        $    609


Cost of sales:
  Network costs	                                      14,775                 0
  IRU costs	                                       3,967                 0
Total cost of sales	                              18,742                 0


Operating expenses:
  Salaries	                                      48,000                 0
  General and administrative	                     454,765           171,655
Total operating expenses	                     502,765           171,655

Loss from operations	                            (499,797)         (171,046)

Other income	                                           0                 0


Net income (loss)	                          $ (499,797)       $ (171,046)


Basic and dilutive income (loss) per share	  $    (.094)       $    (.083)






	See accompanying notes to financial statements

	- Unaudited -




Pg 6

	Federal Security Protection Services, Inc.

	Statements of Operations
	For the Three Months Ended September 30, 2002 and 2001






	                                              3 Months Ended   3 Months Ended
	                                              September 30,    September 30,
          	                                              2002             2001






Revenues                       	                        $   21,710     $   201


Cost of sales:
  Network costs	                                           14,775            0
  IRU costs	                                            3,967            0
Total cost of sales	                                   18,742            0




Operating expenses:
  Salaries	                                           48,000            0
  General and administrative	                          241,052      104,263
Total operating expenses	                          289,052      104,263

Loss from operations	                                 (286,084)    (104,062)

Other income	                                                0            0


Net income (loss)	                               $ (286,084)  $ (104,062)


Basic and dilutive income (loss) per share	        $  (.049)     $  (.048)





	See accompanying notes to financial statements

	- Unaudited -


Pg 7

	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Six Months Ended September 30, 2002 and 2001

	                                            6 Months Ended  6 Months Ended
	                                             September 30,   September 30,
           	                                             2002            2001

Cash flows from operating activities
  Net income (loss)                       	      $ (499,797)   $ (171,046)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	                     705         1,336
	  Common stock issued for services	         413,895        47,000
	  Changes in operating assets and
		liabilities
	  	  Accounts receivable	                 (42,648)            0
		  Officer advances	                (383,033)            0
		  Prepaid expenses	                  13,000       (12,167)
	  	  Deferred IRU costs	                 (43,896)            0
		  Accounts payable	                  58,904        86,310
		  Accrued expenses	                  53,895         8,120
		  Current portion long term debt	   9,658             0
		  Income taxes payable	                  13,574             0
		  Deferred IRU income	                  31,808             0
       	  Short-term borrowings                     500       (15,600)

Net cash provided by (used in) operating
	activities	                                (373,435)      (56,047)

Cash flows from investing activities
   Business acquisition	                                 203,0               0
   Purchase of fixed assets	                         (52,651)            0
   Long term deferred costs	                        (503,430)            0
   Purchase of goodwill	                                (157,391)            0
 Net cash provided by (used in) investing
	activities	                                (510,472)            0

Cash flows from financing activities
   Proceeds from issuance of common stock	               0        50,000
   Note payable for purchase of fixed assets	          29,477             0
   Deferred IRU income	                                 858,229             0
   Issuance of common stock in payment of
      Interest payable	                                       0         6,000
 Net cash provided by (used in) financing
	activities	                                 887,706        56,000

Net increase (decrease) in cash	                           3,799           (47)

Cash, beginning of period	                              88            251

Cash, end of period	                               $   3,887        $   204

	See accompanying notes to financial statements

	- Unaudited -
Pg 8
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

     On March 22, 1999, the Board of Directors approved the sale of the Company's inventory and fixed assets for $120,000. The Company ceased its bagel business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition for the year ended December 31, 1999.

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

On December 1, 2001, the Company ended its pursuit of developing an internet boating site. The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, rendered putting further resources into internet boating unviable. Accordingly, the boating website was closed in January, 2002. Presently, the Company is a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company provides its products and services to customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis.
It develops custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. These integrated solutions can be deployed on a secure network which provides integrated access to 85% of the United States and in 115 countries. The Company also provides desktop-to-desktop managed security network solutions and other policy-based services. The
Pg 9
Company expects to fulfill its plans and, as a going concern to derive revenues, by the acquisition of existing security related companies during fiscal year 2002.

	Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

	Property and equipment
Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero. Goodwill and indefinite-lived intangible assets acquired after June 30, 2001 are not amortized but are reviewed annually for impairment according to the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." There was no impairment of such assets for the six months ended September 30, 2001 or 2002.

	Income taxes

	The Company has total net operating loss carryforwards at September 30, 2002 of approximately $2,518,000 and $2,274,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

	Revenue recognition
With the acquisition of Iris Broadband, Inc. (see Note 2), the Company has obtained "Indefeasible Rights of Use" (IRU) agreements with telecommunication and data network carriers that grant and convey to the user the exclusive, indefeasible right of access to and use of conduit or fiber optic fibers leased by Iris. The terms of the agreements are from seventeen to twenty five years. Agreements can be for one-time up-front payments or for a down payment with subsequent monthly or annual payments for the rights of use during the term of the agreement. When an up-front payment is made, it is recorded as deferred income in a liability account. Income is then realized each reporting period according to the straight line amortization over the term of the agreement. Any related costs incurred under the contract by Iris are capitalized and also amortized on a straight line basis over the life of the contract.

	Earnings per share
	On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period with the reverse stock split retroactively applied to the three months ended September 30, 2001.

NOTE	2  Acquisition

	Iris Broadband, Inc.
		On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of Pg 10 reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B).  In keeping with the provisions of SFAS No. 141
"Business Combinations" for such transactions completed after June 30, 2001, the acquisition was accounted for by the purchase method. The results of operations of Iris have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over the fair value of net assets acquired resulted in the recording of $157,391 of goodwill. Within six months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction.

		The unaudited proforma financial information for the acquisition of Iris as if the business had been acquired at the beginning of each respective fiscal period, is presented as follows:

                                              For the six months ended,
                                                2001              2002
           Revenues                       $   23,409        $   46,336
           Net loss                       $ (193,676)       $ (565,922)
           Net loss per common share:
           Basic & diluted                $    (.021)       $    (.046)


The unaudited proforma financial information is presented for information purposes only and may not be indicative of results of operations as they would have been if the acquisition occurred on April 1, 2001, nor is it indicative of the results of operations which may occur in the future. Anticipated efficiencies from the combination have been excluded from the amounts included in the proforma information.

NOTE 3  Shareholders' equity

	Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totalling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. On September 1, 2002, the Board of Directors also granted 3,000,000 in stock options with an option price of $.07 per share to three Company officers. These 3,000,000 in stock options were valued as of the date of grant using the Black-Scholes option
Pg 11
pricing model and determined to have a fair value per option of $.0525 with the following assumptions: expected price volatility of 135%, expected option lives of five years, risk free interest rate of 5.0%. The number of shares represented by stock options outstanding at September 30, 2002 is therefore, 9,225,000 shares with an option price of $.07-.15 per share, and $1,143,750 in total, and with a market price at date of grant of $.06-.08 per share, and $678,000 in total. Outstanding options expire from April to September, 2007.


	Issuance of preferred stock
	In September, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion and voting rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at September 30, 2002.

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

	As discussed in Note 2, in September, 2002, 70,000 shares of preferred stock was designated as Series B preferred stock and issued to the shareholders of Iris Broadband, Inc. in exchange for all the capital stock of Iris. Series B preferred stock has conversion and voting rights of one share of Series B preferred to 100 shares of common stock.

NOTE	4  Related parties

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

At September 30, 2002, the Company had unsecured promissory notes, inclusive of accrued interest, of $192,454, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

	Stock options
	Represented in outstanding stock options are 9,200,000 shares at September 30, 2002, to related parties.
Pg 12
NOTE	5  Statements of Cash Flows

	Financial instruments
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

	Noncash transactions
During the six months ended September 30, 2002, the Company issued 3,357,000 shares of its common stock, of which 2,950,000 shares were to related parties. The shares were compensation in exchange for $169,000 in services, of which $101,100 had been accrued at March 31, 2002.

	Interest paid
	During the six months ended September 30, 2001, the Company charged to operations interest expense of $9,119 and paid no interest. During the six months ended September 30, 2002, the Company charged to operations interest expense of $14,382 and paid $220 of interest in cash.


NOTE	6  Capital lease

	In September, 2002, the Company acquired data network equipment in a transaction classified as a capital lease in accordance with SFAS No. 13,
"Accounting for Leases."   The gross carrying amount of the computer
equipment was $40,860 at September 30, 2002. Amortization expense related to the equipment is included as part of the Company's total depreciation expense. The following table presents the future minimum lease payments under the capital lease together with the present value of the minimum lease payments as of September 30, 2002.

	                                 Years Ended March 31,
                                                2003            $12,072
                                                2004             20,695
                                                2005             20,695
                                                2006              8,623
	       Total minimum lease payments                      62,085
	       Less: amount representing interest                21,225
	       Present value of minimum lease payments          $40,860


NOTE	7  Commitments and Contingencies

	Contract commitments
	On April 5, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services.  The contract was renewed through March 31, 2002.  For the year ended March 31, 2002, $4,500 in cash and 2,790,000 shares of common stock, valued at $83,700 were issued as payment for services received from April through December, 2001.  A balance of
$30,000 under the contract that was accrued as of March 31, 2002 was paid in the quarter ended September 30, 2002 with the issuance of 600,000 shares of common stock.

	On September 1, 2002, the Company entered into a seven year employment agreement with three officers under which the Company agreed to pay $480,000 Pg 13 in annual salary, 3,000,000 of its common shares in stock options (see Note
3), various employment benefits, and an annual bonus based on meeting certain performance criteria. Additionally, the Company has committed to pay the three officers up to $8,250,000 in total for early termination for other than death, disability, or breach of conduct.

	On July 26, 2002, the Company entered into a six month contract with GlobalEquitywatchers.coms, a wholly owned subsidiary of Round II Inc., under which terms the Company will receive various services related to promoting the Company's website in exchange for 15,000 shares of the Company's common stock which had a value of $900 ($.06 per share) on the contract date. Additionally, the Company signed a 60 day agreement (with options for renewal) with Round II Inc. on July 26, 2002 for the express purpose of having Round II Inc. endeavor to use its professional expertise towards presenting the Company with potential business entities for acquisition by the Company or for the purpose of locating appropriate funding sources for the Company. As a result of successfully completed transactions through its efforts, Round II Inc. will be paid a fee of 10% of the stock and/or cash received by the Company.

	Lease commitments
	The Company leases its Iris facility under a long-term operating lease expiring in June 2004. Future minimum lease payments total $16,704 for fiscal 2002, $33,408 for fiscal 2003, and $8,352 for fiscal 2004. Rent expense was incurred only in September, 2002 with the acquisition of Iris and totaled $2,227.

	Litigation
During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of September 30, 2002 and 2001.

NOTE	8  Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the unviability of remaining in the internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity. Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the small business and home security industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to operate in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

You should read the following discussion of our results of operations and Pg 14 financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Unless specified otherwise as used herein, the terms "we", "us" or "our" refers to Federal Security Protection Services, Inc.

The following Management's Discussion and Analysis or Plan of Operation contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation: (1)general economic and business conditions, (2) effect of future competition, and (3) failure to raise needed capital.

OVERVIEW
The Company was organized under and pursuant to the laws of the State of Delaware on February 4, 1994. Refer to the Company's Annual Report (Form 10KSB) for the fiscal year ending March 31, 2002 for a description of the organizational history of the Company.
( http://www.sec.gov/cgi-bin/browse-edgar?company=&CIK=1098278&State=&SIC=
&action=getcompany )

The Company's corporate headquarters and its operating office are located at 400 Poydras Street, Suite 1510, New Orleans, LA 70130.

In March 2002, The Company's then General Manager was authorized by the Directors of the Company to seek suitable candidates in the field of security, for acquisition by the Company. In furtherance of this aim the Company executed an agreement with Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of the State of Louisiana, (hereinafter "Iris") pursuant to which it was agreed that the Company would acquire all of the issued and outstanding stock of Iris. Iris and the Company executed a letter of intent on April 25, 2002 to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris by September 30, 2002 in which Iris would become a wholly-owned subsidiary of the Company whereby the stockholders of Iris would receive 120,000 shares of the Company's $.001 par value Series A preferred stock. On April 25, 2002, the Company also entered into an agreement with Iris whereby Iris agreed to render certain services to the Company that are designed to accelerate the Company's business realignment.

In contemplation of the consummation of the acquisition, on May 23, 2002, Mr. Dennis Schlagel, the Company's then President and Mr. Blair Merriam, the Company's then General Manager, resigned their offices (both, however, remained as Directors of the Company) and Mr. Gary O'Neal, and Mr. Michael Landers (respectively Chief Executive Officer and President of Iris) became respectively President and Vice President of Finance of the Company. Pg 15
Messrs. O'Neal and Landers were also appointed Directors of the Company.

On the same date, Mr. Daniel Thornton (Secretary and a Director of the Company) was appointed Vice President - Business Development of the Company. (See "Directors and Executive Officers".)

The final agreement executed by Iris and the Company on August 16, 2002 reflected a change from the Letter of Intent in that: (1) 70,000 shares of preferred stock were issued to the Iris shareholders instead of 120,000 shares; and (2) a new preferred stock series, Series B, was created, and Series B preferred shares were issued to the former Iris shareholders instead of Series A preferred shares. This agreement, "Plan and Reorganization by

Exchange of Voting Stock of Federal Security Protection Services, Inc. for All of the Shares Of Iris Broadband, Inc.", is included with this report as Exhibit A.

On September 6, 2002 all conditions to closing were met, and the Company acquired all of the outstanding stock of Iris and thus acquired the business of Iris. On September 19, 2002, Form Type 8-K was submitted, explaining that control of the Company potentially shifted to the former shareholders of Iris. The earliest date of conversion of the Series B preferred stock to common stock is March 6, 2003, six months as and from the date of its issuance. Total Common Stock outstanding at the effective date of the merger was unchanged at 6,065,209 shares. Total voting rights of Series A Preferred Stock was unchanged at 700,000. Total voting rights of Series B Preferred Stock is 7,000,000. Grand total voting rights at the effective date of the merger was, 13,765,209.

Employment agreements were executed effective September 1, 2002 for Gary O'Neal, President and CEO of the Company; Michael Landers. Vice President, Finance and Edward Reynolds, General Counsel. These agreements and related stock option certificates are included in this report as Exhibits B, C, D, E, F and G.

On September 15, 2002 Mr. William Livingston resigned from the Board of Directors. On September 27, 2002, Mr. John Fentum was appointed to the
Board of Directors. Mr. Fentum is the founder and Managing Partner of The Assurity Group, LLC., a provider of integrated information assurance solutions focusing on the federal government sector. He is also a Director of Millenium Holdings, Ltd., an early stage venture management and consulting organization. Mr. Fentum has extensive business development experience in the convergent industries of Telecommunications and Cable TV and has structured early and seed stage investment for closely held businesses. He was involved with a Data Local Exchange Carrier (DLEC) in the Gulf South in a strategic business development role. During his tenure he sold the companies ISP holdings, contracted an investment banking services company, leading an in house finance and corporate development group to secure significant equity capital for the company from institutional and strategic investors. Mr. Fentum held the position of Principal, for a private family investment portfolio group with investment interests in telecommunications, wireless, Internet and multimedia. Mr. Fentum was involved in over 30 transactions, ranging from acquiring on behalf of the group a controlling interest in an Air To Ground (ATG) cellular communications technology company, which is now deploying a national cellular network for providing voice and data communications to business and general aviation aircraft. While with Shaw Communications a leading Canadian CATV operator, Mr. Fentum established Pg 16 a national presence and outsourcing revenue base for the company's CATV billing management systems and software. He has spearheaded the implementation of a eastern European cable TV franchise and during the early development stages of interactive voice service bureaus successfully launched an on line stock quote and trading system service bureau with a national Canadian cellular provider and financial newspaper group. Mr. Fentum holds a BA from Trent University.

BUSINESS
The Company is a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company provides its products and services to its customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. The Company also intends to develop custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. The Company deploys these integrated solutions on a secure network which is currently deployed on a Tier 1 Backbone, and can provide integrated access to Tier 2 - 4 and rural access to cover 85% of the United States and international in 115 countries. The Company can provide desktop-to-desktop managed security network solutions and other policy-based services.

An integrated broadband network utilizing wireless technology as well as fiber optic infrastructure is being planned. Wireless network development is concentrated initially in the Southeastern United States, particularly in
Tier 2 - 4 cities and rural areas.   Iris executed a joint venture agreement
to implement the first wireless network in a city in Louisiana and is interested in implementation of wireless networks in other states. Expansion to other cities is expected to occur as quickly as capital can be secured.
No assurance can be given that such capital can be secured on terms acceptable to the Company, or upon any terms.

Services can also be provided in major metropolitan areas of Denver, Houston, Dallas, Atlanta, Miami, Austin, Orlando, Tampa and New Orleans via DSL and fiber optic networks with which Iris has contracted for access and transport services.

Services Offered by the Company
The Company is a secure Internet Protocol ("IP") network services provider and full-service Managed Security Services Provider.
* Products and services to carriers, other IP-based service providers, systems integrators and business enterprises on a turnkey or per-requirement basis, including customers critically needing HIPPA-compliant services.
* Custom solutions utilizing virtual Network Services for:
  --Layer2 security  (Layer 2 customer separation)
  --Virtual Private Networks (Secure and Proprietary)
  --Transaction security (e-Commerce and Financial)
  --IPVideo surveillance networks
  --Authentication service (Document and Network)
  --Vulnerability scanning and Network Monitoring
  --Data back-up and recovery (Individual and Enterprise)
  --Anti-virus Scanning (Individual and Enterprise)
  --Content filtering (Spam and E-Mail)
  --Firewalls. (Remote and Enterprise)
* Desktop-to-desktop managed security network solutions and other policy-based Pg 17 services.
* Integrated solutions deployed on a secure network. The network, provided by Iris Broadband, a wholly owned subsidiary of the Company, covers nearly all of the United States and 115 countries.
* Custom solutions utilizing FSPS Network Technologies for:
  --Access Control and Physical Security Systems
  --CCTV Employment and Integration
  --Physical facilities construction and installation
  --Wireless networks deployment
  --Cable and fiber optic networks deployment.

FSPS Network Services

 Security Applications and Services
  --Layer2 security
  --Virtual Private Networks (Secure and Proprietary)
  --Transaction security (e-Commerce and Financial)
  --IPVideo surveillance networks
  --Authentication service (Document and Network)
  --Vulnerability scanning and Network Monitoring
  --Data back-up and recovery (Individual and Enterprise)
  --Anti-virus Scanning (Individual and Enterprise)
  --Content filtering (Spam and E-Mail)
  --Firewalls. (Remote and Enterprise)

FSPS Network Technologies

FSPS Network Technologies provides the in-house capability of meeting immediate customer requirements desiring a specific supporting physical infrastructure to integrate with the services delivered by FSPS Network services. These capabilities are:
* Access Control and Physical Security Systems integrated into a comprehensive security plan for enterprise, office building or office park environments
* Communications Installation and Construction Services, includes:
Physical Facility Construction
FSPS affiliates are fully licensed and bonded and provide a range of planning, design, construction and installation services. These include physical facilities, e.g., collocation facilities, building huts and regeneration sites. Site planning and design
Site preparation
Equipment install and de-install
Tower and Antenna Erection
Install generators and emergency backup systems
Engineering
CAD drawings
Asset management and logistics control
       Wireless Deployment
Wireless Internet access networks in the 2.4 and 5.8 GHz range, as well as Free Space Optics (FSO) and 60mm Wave (MMW), are proliferating throughout the U.S. FSPS affiliates are experienced in the design and deployment of these networks (including Terabeam, Lucent, Motorola and Nortel), and in the supporting tower erection and antenna installation.

RESULTS OF OPERATIONS

The results of operations of Iris have been included in the consolidated
Pg 18
results of the Company since the date of acquisition effective September
6, 2002. Revenue for the six months ended September 30, 2002 was $21,710 and $609 for the six months ended September 30, 2001. For the three months ended September 30, 2002 revenue was also $21,710 and for the three months ended September 30, 2001 it was $201. Revenue came from two primary sources. The first being the resale of dedicated private line data circuits, and the second being the realization of income from Deferred IRU Income amortized over the term of the original amounts. Operating expenses consist of salaries and general and administrative expenses. On September 1, 2002, the Company entered into seven year employment agreements with three officers (Gary O'Neal, Michael Landers and Edward Reynolds) under which the Company agreed to pay aggregate annual salaries totaling $480,000. General and administrative expense consisted primarily of financial, marketing, consulting, legal expenses and related costs. $48,000 of wages and salaries was booked for the quarter ending September 30, 2002.

General and administrative expense for the six months ended September 30, 2002 was $454,765 and $171,655 for the six months ended September 30, 2001. General and administrative expense for the three months ended September
30, 2002 was $241,052 and $104,263 for the three months ended September 30, 2001. Ninety four percent, or $225,895, of the general and administrative expense in the most recent quarter was for Professional fees-consulting.
Of this amount, $24,282 was for the balance of stock options previously granted that were expensed for the three months ended September 30, 2002. Also, on September 1, 2002, the Board of Directors granted 3,000,000 in stock options to three Company officers. These stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0525. Therefore, $157,500 was expensed for these options. Other Professional fees-consulting included $44,000 for Iris Broadband, Inc.'s work in the quarter ending September 30, 2002 under the Professional Services Contract executed on April 25, 2002. This Professional Services contract was terminated at September 6, 2002 due to the acquisition of Iris by the Company.

The Company does not have any non-officer employees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had current assets of $473,464.
At September 30, 2001 the current asset balance was $44,621. Total assets for the same respective periods were $1,187,456 and $52,472.

As of September 30, 2002, the Company had current liabilities of $494,979. At September 30, 2001 the current liability balance was $305,451. Long term liabilities at September 30, 2002 were $887,706. There were no long term liabilities at September 30, 2001. Total Liabilities as of September 30, 2002 were $1,382,685 and were $305,451 as of September 30, 2001.

Total shareholders' equity was ($195,229) and ($252,979)as of September 30, 2002 and September 30, 2001, respectively.

The significant changes in the accounts from 2001 to 2002 were due solely to the acquisition of Iris Broadband by the Company effective September 6, 2002. Iris has executed Indefeasible Rights of Use (IRU) agreements with telecommunication and data network carriers that grant and convey to the user the exclusive, indefeasible right of access to and use of conduit or fiber
Pg 19
optic fibers owned by Iris. The terms of the agreements are from seventeen to twenty-five years. Agreements can be for one- time up-front payments or for a down payment and subsequent monthly or annual payments for the rights of use during the entire term of the agreement. The costs of acquisition and construction are recorded as an asset account, Deferred Costs. The costs are expensed each reporting period according to the straight line amortization over the term of the original amount. When an up-front payment is made, it is recorded as a liability account, Deferred Income. Income is then realized each reporting period according to the straight line amortization over the term of the original amount.

The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through borrowing or through the issuance of equity.

PLAN OF OPERATION

The Company is operating as a secure Internet Protocol ("IP") network services provider and full-service Managed Security Services Provider. It offers products and services to carriers, other IP-based service providers, systems integrators and business enterprises on a turnkey or per-requirement basis, including customers critically needing HIPPA-compliant services. FSPS Network Technologies provides the in-house capability of meeting immediate customer requirements desiring a specific supporting physical infrastructure to integrate with the services delivered by FSPS Network services.


KNOWN RISKS AND TRENDS

The Company's business plan for its own operations is presently reliant on the success of the acquisition of Iris Broadband, Inc. There is no means of judging the success of the venture. There is significant competition in the IP and data security fields, and certainly much better funded companies competing in the marketplace.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.

					-Shares Outstanding-
Type of Security			6/30/02	9/30/02		Increase
Common Stock			5,750,209	6,065,209		315,000
Series A Preferred Stock	   70,000	   70,000		   none
Series B Preferred Stock	     none	   70,000		 70,000


Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.
Pg 20
Item 5.  Other Information.
The deadline for submission of audited financial statements of Iris Broadband, Inc. is sixty days from the originally filed Form 8K advising of the acquisition. The 8K was filed on September 19, 2002. The audit will not be completed and submitted by November 18, 2002. An amended 8K will be filed advising of that fact. Included with the amended filing will be unaudited financial statements for Iris Broadband and also consolidated financial statements. The audit will be completed and filed as expeditiously as possible. In the meantime, no acts will be undertaken by the Company that would be under the auspices of the Securities Act of 1933, as amended, or any other applicable securities laws.

Item 6.  Exhibits and Reports.

EXHIBITS
Exhibit A. Plan and Reorganization by Exchange of Voting Stock of Federal Security Protection Services, Inc. for All of the Shares Of Iris
Broadband, Inc.
Exhibit B.  Employment Agreement for Gary O'Neal
Exhibit C.  Employment Agreement for Michael Landers
Exhibit D.  Employment Agreement for Edward Reynolds
Exhibit E.  Option for Gary O'Neal to Purchase Common Stock
Exhibit F.  Option for Michael Landers to Purchase Common Stock
Exhibit G.  Option for Edward Reynolds to Purchase Common Stock







SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.

Date:	November 13th, 2002			/s/ Gary S. O'Neal
	________________			__________________________
						Gary S. O'Neal, President


EXHIBIT A

PLAN AND AGREEMENT OF REORGANIZATION
	By exchange of voting stock of FEDERAL SECURITY PROTECTION
SERVICES, INC., a Corporation organized and existing under and pursuant to the laws of the State of Delaware. For all of the shares of IRIS BROADBAND, INC., a Corporation organized and existing under and pursuant to the laws of the State of Louisiana. Federal Security Protection Services, Inc., a corporation organized and existing under and pursuant to the laws of the State of Delaware (hereinafter referred to as "FSPS") and Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of Pg 21 the State of Louisiana, (hereinafter referred to as "Iris"), hereby agree as follows:

	ARTICLE 1
	PLAN OF REORGANIZATION

	Plan Adopted

Section 1.01.	A plan of reorganization of FSPS and Iris, pursuant to the
provisions of Internal Revenue Code Section 368(a)(1)(B) ("the Agreement"), is hereby adopted as follows:

* Each Shareholder will transfer to FSPS the number of shares of capital stock of Iris, listed after his or her name in Column B of Schedule "A", which together will constitute all of the issued and outstanding shares of stock of Iris.

* In exchange for the number of shares transferred by each Shareholder, FSPS will issue and cause to be delivered to each Shareholder the number of shares of Preferred Series B stock listed after the name of each Shareholder in Column C of Schedule "A".

Closing Date

Section 1.02.	Subject to the conditions precedent set forth in this Agreement, this plan of reorganization shall be executed at a mutually convenient date to both parties. The closing date ("Closing Date") shall be subsequent to the execution of this Agreement and shall be the consummation of the transactions contemplated by the Agreement. The Closing Date shall be five (5) days after all conditions to closing have been satisfied.

ARTICLE 2
	COVENANTS, REPRESENTATIONS AND WARRANTIES OF FSPS

	Legal Status

Section 2.01.	FSPS is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, with corporate power to own property and carry on its business as it is now being conducted. Copies of the articles of incorporation of FSPS, together with amendments thereto, certified by the Secretary of State of Delaware, and delivered to Iris, are complete and accurate as of the date hereof.


	Subsidiaries

Section 2.02.	FSPS has neither subsidiaries nor any interest in any other
corporation, firm or partnership.

	Capitalization

Section 2.03.	FSPS has an authorization of One Hundred Million (100,000,000)
shares of common stock with the par value of one tenth of a cent ($.001) per share of which, as at June 30, 2002, 2,708,201 were issued and outstanding.

Pg 22
In addition FSPS has an authorization of Twenty Million (20,000,000) shares of preferred stock with the par value of one tenth of a cent ($.001) per share, of which 70,000 Preferred A shares were issued and outstanding as of June 30, 2002. One Preferred Series A share converts to 100 common shares, however these shares are then reverse split 10 for one, per the reverse split of common stock approved by the shareholders on March 12, 2002, so the net effect is a conversion to 700,000 common shares.

There are currently outstanding options to acquire 5,700,000 shares of common stock.

	Financial Statements

Section 2.04. (a) FSPS will deliver to Iris the balance sheet of FSPS as of June 30, 2002, and the related statements of income and retained earnings of FSPS prior to the Closing Date.

(b) Other than changes in the usual and ordinary conduct of the business since June 30, 2002 there have been, and at the Closing Date there will be, no changes in the financial statement as of June 30, 2002.

	Title to Properties

Section 2.05.	All book assets of FSPS are in existence, are in the possession of FSPS, are in good condition and repair and conform to all applicable
zoning and building laws and ordinances.   FSPS has good and marketable title
to all of its assets and, except for any liens or encumbrances that are shown on its financial statements as of June 30, 2002, or which have arisen in the ordinary course of its business since the date of the financial statement[s], and which do not interfere with the conduct of its business in it ordinary course, holds the assets subject to no mortgage, lien or encumbrance.

	Indebtedness

Section 2.06.	Except as set forth in the balance sheet of FSPS as of June
30, 2002 there is no outstanding indebtedness other than liabilities incurred in the ordinary course of business or in connection with this transaction FSPS is not in default with respect to any terms or conditions of any indebtedness.

	No Litigation or Proceeding Pending or Threatened

Section 207.	FSPS is not a party to, nor has it been threatened with, any litigation or governmental proceeding which if decided adversely to it, would have a material adverse effect on the transaction contemplated hereby, or upon the financial condition, net worth, prospects, or business of FSPS, or would create a material liability on the part of FSPS.



	No Restriction Preventing Transaction

Section 2.08.	FSPS is not subject to any charter, bylaw, mortgage, lien,
lease, agreement, judgment or other restriction of any kind that would prevent consummation of the transaction contemplated by this Agreement.
Pg 23
Status of Receivables

Section 2.09.	None of the accounts receivable or contracts receivable
indicated in the financial statements that FSPS has delivered to Iris is subject to any counterclaim or setoff, and all such accounts receivable and contracts receivable are good and collectible at the aggregate amount recorded thereof.

	No Broker or Finder

Section 2.10.	FSPS has not retained or otherwise utilized the services of
any broker or finder in connection with the transaction contemplated by this Agreement.

	Taxes

Section 2.11.	FSPS has filed all FSPS income tax returns and, in each state where qualified or incorporated, all state income tax or franchise tax returns which are required to be filed, has paid all taxes as shown on those returns as have become due and has paid all assessments received to the extent that assessments have become due.

	Status of Shares Being Transferred

Section 2.12.	The shares of stock of FSPS that are to be issued and delivered to Shareholders pursuant to the terms of this Agreement, when issued and delivered, will be validly authorized and issued, and will be fully paid and nonassessable. No Shareholder of FSPS will have any preemptive right of subscription or purchase with respect to any of these shares.

	Authority to Execute Agreement

Section 2.13.	FSPS has the legal power and right to enter into this Agreement and to comply with all of its terms and conditions.

	Disclosure

Section 2.14.	On the date of this Agreement FSPS has, and at the Closing Date, will have disclosed all events, conditions and facts materially affecting the business and prospects of FSPS. FSPS has not now and will not have, at the Closing Date, withheld knowledge of any such events, conditions and facts which it knows, or has reasonable grounds to know, may materially affect the business and prospects of FSPS. None of the representations and warranties made by FSPS in this Agreement and contained in any certificate or other instrument furnished or to be furnished to Iris, pursuant to this Agreement, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary in order to make the statements contained in this Agreement not misleading.





Pg 24
ARTICLE 3
	COVENANTS, REPRESENTATIONS AND WARRANTIES OF IRIS

	Legal Status

Section 3.01.	Iris is a corporation duly organized, validly existing and in good standing under the laws of the State of Louisiana, with corporate power to own property and carry on its business as it is now being conducted. Copies of the articles of incorporation of Iris, together with amendments thereto, certified by the Secretary of State of Louisiana, and delivered to FSPS, are complete and accurate as of the date hereof.

	Subsidiaries

Section 3.02.	Iris has a minority interest in Kinetix Broadband, L.L.C., a
Louisiana limited liability company. Iris signed a joint venture agreement on July 30, 2002 with Vida Technologies, Inc. to create LTTI, Inc. Iris will own fifty percent of LTTI. Iris has neither other subsidiaries nor any interest in any other corporation, firm or partnership.

	Capitalization

Section 3.03.	Iris has an authorization of Ninety Million (90,000,000) shares of common stock with the par value of one tenth of a cent ($.001) per share of which, as at June 30, 2002, none were issued and outstanding.

		In addition, Iris has an authorization of Ten Million One Hundred Thousand (10,100,000) shares of preferred stock with the par value of one tenth of a cent ($.001) per share of which, as at June 30, 2002, 7,000,000 were issued and outstanding.

		There are no outstanding options, contracts, calls commitments or demands relating to the authorized but unissued stock of Iris.

	Financial Statements

Section 3.04. (a) Iris will deliver to FSPS the balance sheet of Iris as of June 30, 2002, and the related statements of income and retained earnings of FSPS prior to the Closing Date.

(b) Other than changes in the usual and ordinary conduct of the business since June 30, 2002 there have been, and at the Closing Date there will be, no changes in the financial statement as of June 30, 2002.

	Title to Properties

Section 3.05.	All book assets of Iris are in existence, are in the possession of Iris, are in good condition and repair and conform to all applicable zoning
and building laws and ordinances.   Iris has good and marketable title to all
of its assets and, except for any liens or encumbrances that are shown on its financial statements as of June 30, 2002, or which have arisen in the ordinary course of its business since the date of the financial statement and which do not interfere with the conduct of its business in it ordinary course, holds the assets subject to no mortgage, lien or encumbrance.
Pg25
	Indebtedness


Section 3.06.	Except as set forth in the balance sheet of Iris as of June
30, 2002 there is no outstanding indebtedness other than liabilities incurred in the ordinary course of business or in connection with this transaction Iris is not in default with respect to any terms or conditions of any indebtedness.

	No Litigation or Proceeding Pending or Threatened

Section 3.07.	Iris is not a party to, nor has it been threatened with, any litigation or governmental proceeding, which if decided adversely to it, would have a material adverse effect on the transaction contemplated hereby, or upon the financial condition, net worth, prospects, or business of Iris, or would create a material liability on the part of Iris.

	No Restriction Preventing Transaction

Section 3.08.	Iris is not subject to any charter, bylaw, mortgage, lien,
lease, agreement, judgment or other restriction of any kind that would prevent consummation of the transaction contemplated by this Agreement.

	Status of Receivables

Section 3.09.	None of the accounts receivable or contracts receivable
indicated in the financial statements that Iris has delivered to FSPS is subject to any counterclaim or setoff, and all such accounts receivable and contracts receivable are good and collectible at the aggregate amount recorded thereof.

	No Broker or Finder

Section 3.10.	Iris has not retained or otherwise utilized the services of
any broker or finder in connection with the transaction contemplated by this Agreement.

	Taxes

Section 3.11.	Iris has filed all federal income tax returns and, in each
state where qualified or incorporated, all state income tax or franchise tax returns which are required to be filed, has paid all taxes as shown on those returns as have become due and has paid all assessments received to the extent that assessments have become due, unless as noted in the financial statements of June 30, 2002.

	Status of Shares Being Transferred

Section 3.12.	The shares of stock of Iris that are to be issued and delivered to FSPS pursuant to the terms of this Agreement, when issued and delivered, will be validly authorized and issued, and will be fully paid and nonassessable. No Shareholder of Iris will have any preemptive right of subscription or purchase with respect to any of these shares.

	Authority to Execute Agreement



Pg 26
Section 3.13.	Iris has the legal power and right to enter into this Agreement and to comply with  all of its terms and conditions.

	Disclosure

Section 3.14.	On the date of this Agreement Iris has, and at the Closing Date, will have disclosed all events, conditions and facts materially affecting the business and prospects of Iris. Iris has not now and will not have, at the Closing Date, withheld knowledge of any such events, conditions and facts which it knows, or has reasonable ground to know, may materially affect the business and prospects of Iris. None of the representations and warranties made by Iris in this Agreement and contained in any certificate or other instrument furnished or to be furnished to FSPS, pursuant to this Agreement, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary in order to make the statements contained in this Agreement not misleading.


ARTICLE 4
	CONDUCT OF FSPS PENDING CLOSING

	Access to Information and Documents

Section 4.01.	(a) FSPS will afford Iris and  accredited representatives,
from the date of this Agreement until consummation of the plan or reorganization, full access during normal business hours to all properties, books, accounts, contracts, commitments and records of every kind of FSPS in order that Iris may have full opportunity to make any investigation as it shall desire to make of, and to keep itself informed with respect to, the affairs of FSPS.

(b) In addition, FSPS will permit Iris to make extracts or copies of all such books, accounts, contracts, commitments and records and will furnish to Shareholders and Iris upon demand, any further financial and operating data and other information as Iris shall reasonably request from time to time.

(c) Iris will use any information so secured only for its own purposes in connection with the consummation of the transaction contemplated and will not divulge the information to any persons not entitled thereto.

	Carry On Business as Usual

Section 4.02.	FSPS will carry on its business in substantially the same
manner as it was conducted prior to the execution of this Agreement.

Section 4.03.	FSPS will use its best efforts to cause the satisfaction of
all conditions precedent contained in this Agreement.


	ARTICLE 5
	CONDUCT OF IRIS PENDING CLOSING

	Access to Information and Documents

Pg 27
Section 5.01.	(a) Iris will afford FSPS and accredited representatives, from the date of this Agreement until consummation of the plan or reorganization, full access during normal business hours to all properties, books accounts, contracts, commitments and records of every kind of Iris in order that FSPS may have full opportunity to make any investigation as they shall desire to make of, and to keep itself informed with respect to, the affairs of Iris.

(b) In addition, Iris will permit FSPS to make extracts or copies of all such books, accounts, contracts, commitments and records and will furnish to FSPS upon demand, any further financial and operating data and other information as FSPS shall reasonably request from time to time.

(c) FSPS will use any information so secured only for their, or its, own purposes in connection with the consummation of the transaction contemplated and will not divulge the information to any persons not entitled thereto.

	Carry On Business as Usual

Section 5.02.	Iris will carry on its business in substantially the same
manner as it was conducted prior to the execution of this Agreement.

Section 5.03.	Iris will use its best efforts to cause the satisfaction of
all conditions precedent contained in this Agreement.

	ARTICLE 6
	CONDITIONS PRECEDENT TO OBLIGATIONS OF FSPS TO CLOSE

Section 6.01.	The obligations of FSPS to consummate the plan of
reorganization shall be subject to the following conditions precedent:

	Truth of Representations and Warranties and Compliance with Covenants

 	(a) Representations and warranties of FSPS contained in this Agreement shall be true as of the Closing Date with the same effect as though made on the Closing Date. FSPS shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by them, or each of them, prior to the Closing Date. FSPS shall have delivered to Iris a certificate signed by a duly authorized officer of FSPS, certifying as to the truth of the representations and warranties, as to the performance of the obligations and as to the compliance with the covenants.

	Commitment as to Investment Purpose

(b) Iris shall have delivered to FSPS prior to the Closing Date, a written commitment in form satisfactory to FSPS that the Shareholders are taking the shares of stock of FSPS for purposes of investment and will not dispose of the shares received by him or her hereunder in a manner which would result in a violation of the Securities Act of 1933.

	Acceptability of Papers and Proceedings

(c) To the extent requested by Iris, the form and substance of all papers and proceedings shall be acceptable to counsel for Iris.

	Approval of Board of Directors of FSPS

Pg 28
(d) The principal terms of this Agreement shall have been approved by the Board of Directors of FSPS.

			ARTICLE 7
	CONDITIONS PRECEDENT TO OBLIGATIONS OF IRIS AND SHAREHOLDERS TO CLOSE

Section 7.01. The obligations of Iris to consummate the plan of reorganization shall be subject to the following conditions precedent:

	Truth of Representations and Warranties and Compliance with Covenants

 	(a) Representations and warranties of Iris contained in this Agreement shall be true as of the Closing Date with the same effect as though made on the Closing Date. Iris shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by Iris, prior to the Closing Date. Iris shall have delivered to FSPS a certificate dated as of the Closing Date and signed by Iris, certifying as to the truth of the representations and warranties, as to the performance of the obligations and as to the compliance with the covenants.

Acceptability of Papers and Proceedings

(b) To the extent requested by FSPS, the form and substance of all papers and proceedings shall be acceptable to counsel for FSPS.

Approval of Board of Directors of Iris

(c) The principal terms of this Agreement shall have been approved by the Board of Directors of Iris.

Opinion From Counsel for FSPS

(f) Prior to the Closing Date, there shall be furnished to Iris an opinion from counsel for FSPS, in form satisfactory to counsel for Iris, to the effect that FSPS is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and that the shares of FSPS delivered to Shareholders have been duly authorized, issued and delivered and are validly issued and outstanding, fully paid and nonassessable shares of Series B preferred stock of FSPS.

	ARTICLE 8
	CONSUMMATION OF TRANSACTION

	Consideration of Iris

Section 8.01. The Board of Iris shall deliver to FSPS a resolution certifying that all of the issued and outstanding shares of stock of Iris are transferred to FSPS upon the issuance of the Series B preferred stock to the shareholders of Iris as reflected in Schedule A.

	Consideration of FSPS

Section 8.02. FSPS shall deliver to Shareholders within thirty days of the Closing Date, in accordance with the data reflected on Schedule "A" attached hereto, certificates representing 70,000 shares of Series B preferred stock of FSPS.
Pg 29
	Expenses

Section 8.03. FSPS shall pay its own expenses and Iris shall pay its own expenses and costs incident to the preparation of this Agreement and to the consummation of the plan of reorganization. If the reorganization is not consummated, however, through no fault of FSPS, Iris shall bear all the expenses and costs of both parties. If the reorganization is not consummated, through no fault of Iris, FSPS shall bear all expenses and costs of both parties.

Disengagement

Section 8.04 Within six (6) months from the Closing Date, should FSPS be unsuccessful with raising a minimum of seven hundred fifty thousand dollars ($750,000) in capital and maintain a minimum average stock price of twenty five (25) cents for a consecutive ten (10) day period, then, Iris may exercise its option, at its sole discretion, to disengage from FSPS by reversing and nullifying this stock exchange transaction and thereby deliver the same shares of Iris to those persons owning Iris shares at the Closing Date. Neither Iris, FSPS nor any of its respective shareholders shall have any right, if any they have, which are hereby waived, to seek compensation or damages of any kind or type resulting from the reversal/nullity, and the effect therefrom shall be considered consideration by Iris and FSPS to the other for the benefit of this effort.

ARTICLE 9
	INTERPRETATION AND ENFORCEMENT

	Notices

Section 9.01. Any notice or other communication required or permitted under this Agreement shall be deemed to be properly given when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or by overnight courier in accordance with the addresses shown on Schedule "B" attached hereto. Facsimile transmission may also be used, provided that a confirmed record of delivery is obtained. Facsimile numbers are set forth for the respective parties on Schedule "B".

	Assignment

Section 9.02. (a) Except as limited by the provisions of subsection (b), this Agreement shall be binding upon and inure to the benefit of the respective successors and assigns of the parties, as well as the parties.

(b) Any assignment of this Agreement or of the rights of any of the parties under it, without the prior written consent of the other parties, shall be void.

	Entire Agreement; Counterparts

Section 9.03. This Agreement and the exhibits to it contain the entire agreement between the parties with respect to the transaction contemplated hereby. It may be executed in any number of counterparts, each of which shall be deemed an original, but any counterparts together constitute only one and the same instrument.

Pg 30
	Controlling Law

Section 9.04. The validity, interpretation and performance of this Agreement shall be controlled by and be construed under the laws of the State of Wyoming, the State in which this Agreement is being executed.



THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK.


Executed on  August 16th, 2002
FEDERAL SECURITY PROTECTION SERVICES, INC.



By:  	/s/ Blair J. Merriam

Blair J. Merriam, Director, Federal Security Protection Services, Inc.



By:  	/s/ Daniel Thornton

Daniel Thornton, Secretary and Director, Federal Security Protection Services, Inc.

IRIS BROADBAND, INC.



By:  	/s/ Gary S. O'Neal

Gary S. O'Neal, Chairman and Chief Executive Officer, Iris Broadband, Inc.


Schedule A
Iris Broadband Shares to be Transferred to FSPS
And FSPS Preferred Series B Shares to be Issued


Column A			Column B				Column C
       				Number of FSPS
				Number of Iris Shares		Preferred Series B Shares
Name and Address of Shareholder	To be Transferred		To be Issued *
Gary S. O'Neal			2,600,000			26,000
400 Poydras Street, Suite 1510
New Orleans, LA 70130

Edward E. Reynolds		1,830,000			18,300
Law Offices of Edward E. Reynolds
400 Poydras Street, Suite 1510
New Orleans, LA 70130


Pg 31
Michael T. Landers		2,085,000			20,850
400 Poydras Street, Suite 1510
New Orleans, LA 70130

Richard J. Schluter		  165,000			  1,650
941 Locust Drive
Sycamore, IL 60178

Christopher L. Courtright         50,000       		           500
P.O. Box 186
Sedalia, CO 80135

Lynn S. Yeldell 	  	     50,000			     500
142 Orpheum Drive
Metairie, LA 70005

Nicholas A. Robins  		   165,000			  1,650
2302 Cranford Road
Durham, NC 27705

Thomas W. Wilson 		     55,000			     550
15 West Carrillo Street
Santa Barbara, CA 93101

  * Conversion ratio of one preferred share to one hundred common shares

Schedule B
Notices to the Parties to This Agreement


Notices to Federal Security Protection Services, Inc.

Mailing Address:	400 Poydras Street, Suite 1510
			New Orleans, LA 70130


Telephone:		866.932.2628

Facsimile:		504.680.1510


Notices to Iris Broadband, Inc.

Mailing Address:	400 Poydras Street, Suite 1510
			New Orleans, LA 70130

Telephone:		504.680.4328
			866.504.4747

Facsimile:		504.680.1510


EXHIBIT B


EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT, effective this 1st day of September 2002, is by and between Federal Security Protection Services, Inc., a Delaware corporation (the "Company") and Gary S. O'Neal, an individual, (the
Pg 32
"Executive").

	RECITALS

	WHEREAS, the Executive has developed considerable familiarity with and expertise in the operations and business of the Company.

	WHEREAS, the Company, has determined to secure the services of the Executive as President and Chief Executive Officer of the Company and the Executive desires to serve in such capacity.

      NOW, THEREFORE, in consideration of the promises and mutual covenants herein contained, the parties hereto agree as follows:

	AGREEMENT

      1. Employment. The Company hereby agrees to employ Executive and Executive hereby agrees to serve the Company as President and Chief Executive Officer with such duties and responsibilities as are customarily assigned to such position, and such other duties and responsibilities not inconsistent therewith as may be assigned to the Executive from time to time by the Company.

      2. Employment Term. Executive's employment hereunder shall be for a term of seven (7) years or for so long as the Executive remains a shareholder of the Company, whichever term is longer, unless earlier terminated pursuant to Section 7 of this Employment Agreement (the "Employment Term").


      3. Responsibilities. During the Employment Term, Executive shall render such services to the Company and its affiliates as are reasonably required by the Board of Directors of the Company and as may be required by virtue of the office(s) and positions held by Executive. The Executive's services shall be performed at the New Orleans offices subject to such business travel as may be required from time to time, or such other headquarters of the Company, as the Executive may determine, subject to Company approval.

      4. Compensation. (a) Base Salary. During the Employment Term, the Executive shall receive a base salary (the "Annual Base Salary"), at the annual rate of $175,000. The Annual Base Salary shall be payable in accordance with the Company's payroll practices as in effect from time to time (whether payable by the Company, or such other entity as the Company shall designate, subject to applicable taxes and withholding. During the Employment Term, the Annual Base Salary shall increase, at a minimum, in accordance with the increase in the consumer price index as adjusted annually and cumulatively, using September 2002 as the base month and in addition thereto, the salary shall be further reviewed for possible merit increases at least annually.

            (b) Annual Bonus. For each calendar year or portion of a calendar year during the Employment Term, the Executive shall be eligible to earn an annual performance bonus (the "Annual Bonus") based on such performance goals and targets and in such amounts as the Company may in its sole discretion establish. Each Annual Bonus shall be paid in accordance with the terms of the management incentive program then applicable to the Executive.

Pg 33        (c) Benefits. During the Employment Term, the Executive and/or
the Executive's family, as the case may be, shall be provided with the same Executive benefits as are provided by the Company from time to time to other similarly situated Executives. This shall include, but not be limited to, family health and dental insurance; a term life insurance policy of one million dollars ($1,000,000) with the beneficiary(ies) to be named by the Executive; and matching 401(k) contributions.

            (d) Expenses. During the Employment Term, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in carrying out the Executive's duties under this Agreement, provided that the Executive complies with the policies, practices and procedures of the Company for the type and necessity of the expense and for submission of expense reports, receipts, or similar documentation of such expenses.

            (e) Other Compensation. Certain amounts are due and owing Executive arising from his employment with Iris Broadband, Inc. These amounts will be paid to the Executive from Accounts Receivable of Iris Broadband, Inc.


            (f) Options. The Executive is entitled to purchase one million (1,000,000) shares of the $.001 par value Common Stock of the Company at an exercise price pursuant to the terms of the Company's Stock Option Plan (the "Option Plan"), as of the effective date of this Employment Agreement subject to the execution by the Company and the Executive of the "Option to Purchase Common Stock" attached hereto. The purchase rights represented by this option are exercisable at a price per share of common stock of $.07.

            (g) Termination. If the Executive's employment is terminated pursuant to a termination for Cause or if the Executive resigns without Good Reason, all of the then unvested Options shall immediately be canceled. In any case, and notwithstanding any provision of this Agreement to the contrary,
(i) the terms and conditions of any Incentive Stock options shall be governed in full by the relevant provision of the Internal Revenue Code and related law and (ii) the terms of the other Options shall be governed by the relevant provisions of the Option Plan (including, without limitation, in the event of the Executive's termination of employment due to his death or Disability).

      5. Vehicle Allowance. During the Employment Term, the Company shall provide Executive a monthly vehicle allowance of at least $750.00 and such other amount commensurate with Executive's position.

      6. Best Efforts. During the Employment Term, and excluding any periods of vacation and sick leave to which the Executive is entitled, Executive shall devote his full business time and best efforts to the business and affairs of the Company and its affiliates, to further the businesses and interests of the Company and its affiliates and use his best efforts to carry out such responsibilities faithfully and efficiently. During the Employment Term, the Executive shall not be engaged in any other business activity without the prior written consent of the Company except for time spent in managing his personal, financial and legal affairs.


      7. Termination of Employment. (a) Death or Disability. The Employment Term, unless terminated earlier, shall automatically terminate on the last day of the month in which the death of Executive occurs. If during the Pg 34
Employment Term, Executive is prevented from performing duties or fulfilling responsibilities by reason of any incapacity or disability for a continuous period of six months, then the Company may, upon 90 days written notice to Executive, terminate Executive's employment hereunder, but Executive shall continue to be eligible to receive any benefits to which he may be entitled under the terms of the Company's long term disability plan for its Executives. In the event of such disability, the Company shall pay Executive full compensation under Section 4 until such termination.

      (b) By the Company. (i) The Company may terminate the executive's employment during the Employment Term for Cause. For purposes of this Agreement, the term "Cause" shall be defined as: (A) disloyalty or dishonesty which results or is intended to result in personal enrichment to Executive at the expense of the Company and/or personal enrichment to Executive of any opportunity beneficial to the Company (including, without limitation, deceit, fraud, embezzlement, dishonesty, or breach of business ethics); (B) acts of moral turpitude or illegal or unprofessional conduct which may adversely affect the reputation of the Company and/or its relationship with its clients, investors, employees and/or shareholders; (C) fraudulent and/or deceptive conduct in connection with the business or affairs of the Company;
(D) the failure of the Executive to perform his duties and obligations pursuant to this Agreement; (E) conviction of a felony or crime involving moral turpitude (or entering into a plea of nolo contendere with respect to such crime); (F) gross misconduct; (G) any breach or intended breach by the Executive of the confidentiality provisions of Section 9 hereof; (H) any breach or intended breach by the executive of any Company policies or procedures as in effect from time to time; (I) or failure by the Executive to provide 90 days advance written notice of resignation (other than in the case of Executive's resignation for Good reason); provided that in the case of subsections (D), (G), (H) (but solely with respect to any intended breach) and/or (I) of this Section 7(b) , the Company shall give written notice to the Executive at least fifteen days prior to such termination of the Company's intent to terminate, which notice shall set out in detail the ways in which Executive has failed to perform, and Executive shall have failed to cure such failure prior to the expiration of such fifteen day period.

      (c) By the Executive for Good Reason. (i) For purposes of this Agreement, "Good Reason" means:


      A. any failure by the Company to comply with any provision of
Section 4 of this Agreement, other than failures that are not taken in bad faith and are remedied by the Company within 20 business days after receipt of written notice thereof from the Executive; or

      B. any relocation of the Company's offices outside of New Orleans, without Executive's consent.

      (ii) A termination of employment by the Executive for Good Reason shall be effectuated by giving the Company written notice ("Notice of Termination for Good Reason") of the termination, setting forth the conduct of the Company that constitutes Good Reason. A termination of employment by the Executive for Good Reason shall be effective on the next business day following the date when the Notice of Termination for Good Reason is given.

      (d) Date of Termination. The "Date of Termination" means the date of Pg 35 the Executive's death, Disability, or the date on which the termination of the Executive's employment by the Company for Cause or by the Executive for Good Reason is effective, as the case may be.

      8. NonCompetition Covenant. In consideration of the Company agreeing to enter into this Agreement the Executive acknowledges and agrees that during the Employment Term of this Agreement and ending on the twelve (12) month anniversary of the date upon which Executive's employment with the Company is terminated for any reason (the "NonCompetition Term"), not, either individually or in a partnership, or in conjunction with any person or persons, firms, association, syndicate, corporation or other entity or venture, as principal, partner, shareholder, director, officer, consultant, independent contractor, advisor, Executive, agent or in any manner whatsoever, either directly or indirectly,

      (a) to provide or offer to provide, on behalf of a competitor of the Company, products or services that compete with the business of the Company to any customer or client, or prospective customer or client, of the Company;

      (b) to provide or offer to provide, on behalf of a competitor of the Company or of any of its affiliates, products or services that compete with the business of the Company or of any of its affiliates to any customer or client, or prospective customer or client, of the Company or of any of its affiliates;

      (c) to engage in or become interested in or advise any business, person, firm, association, syndicate, corporation or other entity or venture engaged within the cities where the Company and/or any of its affiliates and subsidiaries does business and/or has intentions or plans to do business and within a 100 mile radius of the boundaries of each city, any business similar to the business carried on by the Company or any of its affiliates.


      9. Confidentiality Covenant. The Executive acknowledges that as a key shareholder, and senior executive of the Company he is familiar with a range of confidential proprietary information regarding the Company. The Executive further acknowledges and agrees that his employment by the Company will, throughout the Employment Term bring him into close contact with the confidential affairs of the Company, including information about customers, costs, profits, real estate, markets, sales, products, key personnel, pricing policies, operational methods, technical processes and other business affairs and methods and other information not readily available to the public, and plans for future development. The Executive further acknowledges that the services to be performed under this Agreement are of a special, unique, unusual, extraordinary and intellectual character. The Executive further acknowledges that the business of the Company and its subsidiaries is or will become international in scope, that its products and services may or will be marketed throughout the world, that the Company competes in nearly all of its business activities with other entities that are or could be located in nearly any part of the world and that the nature of the Executive's services, position and expertise are such that he is capable of competing with the Company from nearly any location in the world. In recognition of the foregoing, the Executive covenants and agrees:


Pg 36
      (a) The Executive, at all times during the Non-Competition Term and thereafter, shall hold in a fiduciary capacity for the benefit of the Company all secret, trade, proprietary or confidential information, knowledge or data relating to the Company or any of its affiliated companies and shareholders, and their respective businesses, that the Executive obtains during the Executive's employment by the Company or any of its affiliated companies and that is not public knowledge (other than as a result of the Executive's violation of this Section 10(a) ("Confidential Information"). The Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after the Executive's employment with the Company, except with the prior written consent of the Company or as otherwise required by law or legal process. The Executive shall deliver promptly to the Company on termination of the Executive's employment by the Company or at any other time the Company may so request, at the Company's expense, all memoranda, notes, records, reports and other documents (and all copies thereof) relating to the Company's business, which the Executive obtained while employed by, or otherwise serving or acting on behalf of, the Company, and which the Executive may then posses or have under the Executive's control. The Executive shall execute and deliver any confidentiality policy or agreement used by the Company for its senior executives and agrees that in the event of any conflicts, the provisions of either of this Agreement or any other agreement (as the case may be) which the Company, in its sole discretion, determines more fully protects the Company shall govern.

      (b) During the Non-Competition Term, the Executive shall not, on his own behalf or on behalf of any other person, firm or entity directly or indirectly solicit, induce, advise, recommend to, or participate in any effort to induce, any employee, officer or Executive of the Company or any of its affiliates to terminate his or her employment with the Company, or to provide any assistance whatsoever to any person, firm or entity engaged in any activity competitive to the business of the Company, to employ, or cause any business or entity with which Executive is affiliated to employ, any person who was a full-time executive employee of the Company at the Executive's Date of Termination or one year prior to such date or to directly or indirectly induce any business, entity or person with which the Company or any of its subsidiaries or affiliates has a business relationship to terminate or alter such business relationship.

      10. Work Product Covenant. The Executive acknowledges that during the Employment Term, the Executive may have conceived, developed, invented, conceive of, discover, invent or create inventions, improvements, new contributions, literary property, computer programs and software material, ideas and discoveries, whether patentable or copyrightable or not (all of the foregoing being collectively referred to herein as "Work Product"), and that various business opportunities shall be presented to the Executive by reason of the Executive's employment by the Company. The Executive acknowledges that all of the foregoing shall be owned by and belong exclusively to the Company and that the Executive shall have no personal interest therein, provided that they are either related in any manner to the business (commercial or experimental) of the Company, or are, in the case of Work Product, conceived or made on the Company's time or with the use of the Company's facilities or materials, or, in the case of business opportunities, are presented to the Executive for the possible interest or participation of the Company. The Executive shall (i) promptly disclose any such Work Product and business opportunities to the Company; (ii) assign to the Company, upon request and without additional compensation, the entire rights to such Work Product and Pg 37 business opportunities; (iii) sign all papers necessary to carry out the foregoing; and (iv) give testimony in support of the Executive's inventorship or creation in any appropriate case. The Executive agrees that the Executive will not assert any rights to any Work Product or business opportunity as having been made or acquired by the Executive prior to the date of this Agreement except for Work Product or business opportunities, if any, disclosed to and acknowledge by the Company in writing prior to the date hereof.

      (a) The Executive acknowledges and agrees that the provisions of
Section 8, 9 and 10 are necessary to protect the business operations and affairs of the Company. The Executive understands that the restrictions set forth in this Agreement may limit his ability to earn a livelihood in a business similar that of the Company, but he nevertheless believes that he has received and will receive sufficient consideration and other benefits as an employee of the Company to justify clearly such restrictions which, in any event (given his education, skills and ability), the Executive does not believe would prevent him from earning a livelihood.

      11. Remedies for Breach. In addition to such other rights and remedies as the Company may have at equity or in law with respect to any breach of this Agreement, the Executive acknowledges that the legal remedies for breach of the covenants contained in Sections 8, 9 and 10 and breach of Section 7(b)(i)(a) are inadequate, and therefore agrees that, in addition to any or all other remedies available to the Company and its affiliates in the event of a breach or a threatened breach of any covenant contained in Sections 8, 9 and 10 or 7(b)(i)(a), the Company or any of its affiliates may:

      (a) The Company shall have the right and remedy to have such provisions specifically enforced by any court having jurisdiction (without any obligation to post a bond or other security, which is hereby waived); it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that money damages alone will not provide an adequate remedy to the Company, and

      (b) Seek to recover from Executive monetary damages to the Company or its affiliates arising from such breach or threatened breach and all costs and expenses (including attorneys' fees) incurred by the Company or any of its affiliates concerning such breach and/or in enforcement of such covenants.

      12. Successors. (a) This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

      (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns, and may be assigned by Company in connection with any sale, transfer or other disposition of all or substantially all of its business and assets.


      13. Indemnification. The Executive shall be entitled throughout the Employment Period in the capacity as an officer or director of the Company or any of its subsidiaries, or as a member of any other governing body or any partnership or joint venture in which the Company has an equity interest (and after the term of employment, to the extent relating to any continued Pg 38 service as such officer, director or member) to the benefit of the indemnification provisions contained on the date hereof in the Certificate of Incorporation and By-Laws of the Company (not including any amendments or additions after the date of execution hereof that limit or narrow, but including any that add to or broaden, the protection afforded to the Executive by those provisions), to the extent not prohibited by applicable law at the time of the assertion of any liability against the Executive.

      14. Post-Termination Assistance. For so long as the Executive is receiving any payments pursuant to this Agreement, the Executive shall cooperate, at the reasonable request of the Company (i) in the transition of any matter for which the Executive had authority or responsibility during the Employment Period, or (ii) with respect to any other matter involving the Company for which the Executive may be of assistance.

      15. Miscellaneous. (a) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Louisiana, applicable to agreements made and to be performed entirely within such state. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified except by a written agreement executed by the parties hereto or their respective successors and legal representatives.

      (b) All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Executive, to the Executive's address as maintained by the Company.

                  If to the Company:
                  FSPS, Inc.
                  400 Poydras Street, Suite 1510
                  New Orleans, Louisiana 70130
                  Attention: General Counsel

or to such other address as either party furnishes to the other in writing in accordance with this Section 15. Notices and communications shall be effective when actually received by the addressee.

      (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law, and the invalid or unenforceable provision shall be deemed to have been redrafted as if in the original, so as to be valid and enforceable to the maximum extent permissible under applicable law.

      (d) Notwithstanding any other provision of this Agreement, the Company may withhold from amounts payable under this Agreement all federal, state, local and foreign taxes that are required to be withheld by applicable laws or regulations.
Pg 39
      (e) The failure of the Executive or the Company to insist upon strict compliance with any provision of, or to assert any right under, this Agreement shall not be deemed to be a waiver of such provision or right or of any other provision of or right under this Agreement.

      (f) The Executive and the Company acknowledge that this Agreement represents the complete agreement between the parties and supersedes any other agreement between them concerning the subject matter hereof. This Agreement may not be modified except by express written agreement between the parties.

      (g) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and which together shall constitute one instrument.

      (h) Whenever this Agreement provides for any payment to the Executive's estate, such payment may be made instead to such beneficiary or beneficiaries as the Executive may designate by written notice to the Company. The Executive shall have the right to revoke any such designation and to re-designate a beneficiary or beneficiaries by written notice to the Company and to any applicable insurance company to such effect.


      (i) The Executive represents and warrants to the Company that this Agreement is legal, valid and binding upon the Executive and the execution of this Agreement and the performance of the Executive's obligations hereunder does not and will not constitute a breach of, or conflict with the terms or provisions of, any agreement or understanding to which the Executive is a party (including, without limitation, any other employment agreement). The Company represents and warrants to the Executive that this Agreement is legal, valid and binding upon the Company and the execution of this Agreement and the performance of the Company's obligations hereunder does not and will not constitute a breach of, or conflict with the terms or provisions of, any agreement or understanding to which the Company is a party.

      (j) Neither the Executive, his legal representative nor any beneficiary designated by the Executive shall have any right, without the prior written consent of the Company, to assign, transfer, pledge, hypothecate, anticipate or commute to any person or entity any payment due in the future pursuant to any provision of this Agreement, and any attempt to do so shall be void and shall not be recognized by the Company.

      (k) Each party (a) hereby irrevocably submits itself to and acknowledges and recognizes the jurisdiction of the courts of the State of Louisiana in the Parish of Orleans or in the United States District Court for the Eastern District of Louisiana (which courts, together with all applicable appellate courts, for purposes of this Agreement, are the only "courts of competent jurisdiction"), for the purpose of any suit, action or other proceeding arising out of, under, or in connection with, relating to, or based upon this Agreement (b) agrees that any service of process in connection with any such suit, action or other proceeding may be made upon it by means of the United States mail or such other service as may be authorized by any such court, (c) agrees that the courts of competent jurisdiction shall be the sole and exclusive courts and forums for the purpose of any such suit, action or proceeding (d) waives and agrees not to assert, by way of motion, as a defense, or otherwise, in any such suit, Pg 40 action or proceeding, any claim that it is not subject to the jurisdiction of courts of competent jurisdiction, that such suit, action or proceeding is brought in an inconvenient forum, that the venue of the suit, action or proceeding is improper or that this Agreement or the subject matter hereof may not be enforced in or by such court and (e) irrevocably waives any right to a trial before a jury. Each party agrees that its submission to jurisdiction and its consent to service of process by mail is made for the express benefit of the other party.


      (l) Each of the parties has been represented by counsel (or has had the opportunity to be so represented) in the negotiation and preparation of this Agreement. The parties agree that this Agreement is to be construed as jointly drafted. Accordingly, this Agreement will be construed according to the fair meaning of its language, and the rule of construction that ambiguities are to be resolved against the drafting party will not be employed in the interpretation of this Agreement.

      (m) Notwithstanding the expiration, non-renewal or termination of this Agreement, the provisions of Sections (8), (9),10),(13) and (15) of the Agreement shall continue in full force and effect and remain fully binding upon the parties to the extent provided for therein.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization of its Board of Directors, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.


Federal Security Protection Services, Inc.



By: 	/s/ Michael T. Landers
   Michael T. Landers, Vice President, Finance

Federal Security Protection Services, Inc.



By:	/s/ Daniel W. Thornton
   Daniel W. Thornton, Secretary



	/s/ Gary S. O'Neal
Gary S. O'Neal, Executive




	TERMINATION BENEFITS AGREEMENT (GOLDEN PARACHUTE)

This Termination Benefits Agreement, dated as of September 1, 2002, evidences an agreement by and between Federal Security Protection Services, Inc. a Delaware corporation having its principal executive offices at 400 Poydras
Pg 41
Street, Suite 1510, New Orleans, Louisiana 70130 (the "Company"), and
Gary S. O'Neal (the "Executive").

	RECITALS

The following facts are true:

      A. The Executive has many years experience valuable to serving the Company as a key executive officer and is expected to help guide the Company through many problems.

      B. The Executive is expected to continue to make a major contribution to the profitability, growth, and financial strength of the Company.

      C. The Company considers the continued services of the Executive to be in the best interest of the Company and its shareholders and desires to assure the continued services of the Executive on behalf of the Company as an objective and impartial basis and without distraction or conflict of interest in the event of an attempt to obtain control of the Company.

      D. The Executive is willing to remain in the employ of the Company upon the understanding that the Company will provide income security upon the terms and subject to the conditions contained herein if the Executive's employment is terminated voluntarily for good reason or involuntarily by the Company without good reason.

	AGREEMENT

      In consideration of the premises and the mutual covenants and agreements hereinafter set forth, the Company and the Executive agree as follows:


      1. Undertaking. The Company agrees to pay to the Executive the Termination Benefits specified in paragraph 2 hereof if (a) control of the Company is acquired (as defined in paragraph 3(a) hereof) and (b) after the acquisition of control occurs (i) the Company terminates the employment of the Executive for any reason other than cause (as defined in paragraph 3(b) hereof), death, the Executive's attainment of age sixty five (65) or total and permanent disability, or (ii) the Executive voluntarily terminates employment for good reason (as defined in paragraph 3(c) hereof).

      2. Termination Benefits. If the Executive is entitled to termination benefits pursuant to paragraph 1 hereof, the Company agrees to pay to the Executive as termination compensation in a lumpsum payment within five (5) calendar days of the termination of the Executive's employment the full sum of Three Million Dollars ($3,000,000.00).

      3. Definitions. (a) As used in this Agreement, the "acquisition of control" means (i) attaining ownership of twenty five percent (25%) or more of the shares of voting stock of the Company by any person or group
(other than a person or group including the Executive or with whom or which the Executive is affiliated), or (ii) the occurrence of a "change of control" required to be described under the proxy disclosure rules of the Securities and Exchange Commission.

Pg 42
(b) As used in this Agreement, the term "cause" means an act or acts of dishonesty by the Executive constituting a felony under applicable law and resulting or intending to result directly or indirectly in gain to or personal enrichment of the Executive at the Company's expense. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the Board called and held for the purpose (after reasonable notice and opportunity for the Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in the first sentence of the subsection and specifying the particulars thereof in detail.


      (c) As used in this Agreement, the term "good reason" means, without the Executive's written consent, (i) a change in status, position or responsibilities which, in the Executive's reasonable judgment, does not represent a promotion from existing status, position or responsibilities as in effect immediately prior to the change in control; the assignment of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, position or responsibilities; or any removal from or failure to reappoint or reelect the Executive to any of such positions, except in connection with the termination for total and permanent disability, death or cause or by him other than for good reason; (ii) a reduction by the Company in the Executive's base salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or the Company's failure to increase (within twelve (12) months of the Executive's last increase in base salary) the Executive's base salary after a change in control in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all executive and senior officers of the Company effected in the preceding twelve
(12) months; (iii) the relocation of the Company's principal executive offices to a location outside the New Orleans metropolitan area or the relocation of the Executive by the Company to any place other than the location at which the Executive performed duties prior to a change in control, except for required travel on the Company's business to an extent substantially consistent with business travel obligations at the time of a change in control; (iv) the failure of the Company to continue in effect any incentive, bonus or other compensation plan in which the Executive participates, including but not limited to the Company's stock option and restricted stock plans, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan), evidenced by the Executive's written consent, has been made with respect to such plan in connection with the change in control, or the failure by the Company to continue the Executive's participation therein, or any action by the Company which would directly or indirectly materially reduce participation therein; (v) the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed or entitled under any of the Company's pension, profit sharing, life insurance, medical, dental, health and accident, or disability plans at the time of a change in control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed or entitled to at the time of the change in control, or the failure by the Company to provide the number of paid vacation and sick leave days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect on the date Pg 43 hereof; (vi) the failure of the Company to obtain a satisfactory agreement from any successor or assign of the Company to assume and agree to perform this Agreement; (vii) any purported termination of the Executive's employment which is not effected pursuant to paragraph 4(c) hereof (and, if applicable, paragraph 3(b) hereof); and for purposes of this Agreement, no such purported termination shall be effective; or (viii) any request by the Company that the Executive participate in an unlawful act or take any action constituting a breach of the Executive's professional standard of conduct. Notwithstanding anything in this paragraph 3(c) to the contrary, the Executive's right to terminate the employment pursuant to this paragraph 3(c) shall not be affected by incapacity due to physical or mental illness.


      4. Additional Provisions.(a) Enforcement of Agreement. The Company is aware that upon the occurrence of a change in control the Board of Directors or a shareholder of the Company may then cause or attempt to cause the Company to refuse to comply with its obligations under this Agreement, or may cause or attempt to cause the Company to institute, or may institute litigation seeking to have this Agreement declared unenforceable, or may take or attempt to take other action to deny the Executive the benefits intended under this Agreement. In these circumstances, the purpose of this Agreement could be frustrated. It is the intent of the Company that the Executive not be required to incur the expenses associated with the enforcement of any rights under this Agreement by litigation or other legal action, nor be bound to negotiate any settlement of any rights hereunder, because the cost and expense of such legal action or settlement would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if following a change in control it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes any action to declare this Agreement void or enforceable, or institutes any litigation or other legal action designed to deny, diminish or to recovery from the Executive the benefits entitled to be provided to the Executive hereunder, and that Executive has complied with all obligations under this Agreement, the Company irrevocably authorizes the Executive from time to time to retain counsel of the Executive's choice, at the expense of the Company as provided in this paragraph 4(a), to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether such action is by or against the Company or any Director, officer, shareholder, or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney client relationship between the Company and such counsel, the Company irrevocably consents to the Executive entering into an attorney client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. The reasonable fees and expenses of counsel selected from time to time by the Executive as hereinabove provided shall be paid or reimbursed to the Executive by the Company on a regular, periodic basis upon presentation by the Executive of a statement or statements prepared by such counsel in accordance with its customary practices, up to a maximum aggregate amount of $500,000. Any legal expenses incurred by the Company by reason of any dispute between the parties as to enforceability of or the terms contained in this Agreement, notwithstanding the outcome of any such dispute, shall be the sole responsibility of the Company, and the Company shall not take any action to seek reimbursement from the Executive for such expenses.

Pg 44

      (b) Severance Pay; No Duty to Mitigate. The amounts payable to the Executive under this Agreement shall not be treated as damages but as severance compensation to which the Executive is entitled by reason of termination of employment in the circumstances contemplated by this Agreement. The Company shall not be entitled to set off against the amounts payable to the Executive of any amounts earned by the Executive in other employment after termination of employment with the Company, or any amounts which might have been earned by the Executive in other employment had other such employment been sought.

      (c) Notice of Termination. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with paragraph 4(k) hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of his employment under the provision so indicated. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

      (d) Assignment. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective executors, administrators, heirs, personal representatives, successors, and assigns, but neither this Agreement nor any right hereunder may be assigned or transferred by either party hereto, any beneficiary, or any other person, nor be subject to alienation, anticipation, sale, pledge, encumbrance, execution, levy, or other legal process of any kind against the Executive, his beneficiary or any other person. Notwithstanding the foregoing, the Company will assign this Agreement to any corporation or other business entity succeeding to substantially all of the business and assets of the Company by merger, consolidation, sale of assets, or otherwise and shall obtain the assumption of this Agreement by such successor.

      (e) Entire Agreement. This Agreement contains the entire Agreement between the parties with respect to the subject matter hereof. All representations, promises, and prior or contemporaneous understandings among the parties with respect to the subject matter hereof are merged into and expressed in this Agreement, and any and all prior agreements between the parties with respect to the subject matter hereof are hereby canceled.

      (f) Amendment. This Agreement shall not be amended, modified, or supplemented without the written agreement of the parties at the time of such amendment, modification, or supplement.


      (g) Governing Law. This Agreement shall be governed by and subject to the laws of Louisiana.

      (h) Severability. The invalidity or unenforceability of any particular provision of this particular Agreement shall not affect the other provisions, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision has not been contained herein.

      (i) Captions. The captions in this Agreement are for convenience and identification purposes only, are not an integral part of this Agreement, and are not to be considered in the interpretation of any part hereof.
Pg 45
      (j) Notices. Except as specifically set forth in this Agreement, all notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person or sent by registered or certified mail, postage prepaid, addressed as set forth above, or to such other address as shall be furnished in writing by any party to the others.

      (k) Waivers. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision or condition of this Agreement to be performed by such other party shall be deemed to be a valid waiver unless such waiver is in writing or, even if in writing, shall be deemed to be a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Federal Security Protection Services, Inc.



By: 	/s/ Michael T, Landers
   Michael T. Landers, Vice President, Finance

Federal Security Protection Services, Inc.



By:	/s/ Daniel W. Thornton
   Daniel W. Thornton, Secretary



	/s/ Gary S. O'Neal
Gary S. O'Neal, Executive


EXHIBIT C

EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT, effective this 1st day of September 2002, is by and between Federal Security Protection Services, Inc., a Delaware corporation (the "Company") and Michael T. Landers, an individual (the "Executive").

	RECITALS

      WHEREAS, the Executive has developed considerable familiarity with and expertise in the operations and business of the Company.

      WHEREAS, the Company, has determined to secure the services of the Executive as Vice President, Finance and Treasurer of the Company and the Executive desires to serve in such capacity.

Pg 46
 NOW, THEREFORE, in consideration of the promises and mutual covenants herein contained, the parties hereto agree as follows:

	AGREEMENT

      1. Employment. The Company hereby agrees to employ Executive and Executive hereby agrees to serve the Company as Vice President, Finance and Treasurer with such duties and responsibilities as are customarily assigned to such position, and such other duties and responsibilities not inconsistent therewith as may be assigned to the Executive from time to time by the Company.

      2. Employment Term. Executive's employment hereunder shall be for a term of seven (7) years or for so long as the Executive remains a shareholder of the Company, whichever term is longer, unless earlier terminated pursuant to Section 7 of this Employment Agreement (the "Employment Term").


      3. Responsibilities. During the Employment Term, Executive shall render such services to the Company and its affiliates as are reasonably required by the Board of Directors of the Company and as may be required by virtue of the office(s) and positions held by Executive. The Executive's services shall be performed at the New Orleans offices subject to such business travel as may be required from time to time, or such other headquarters of the Company, as the Executive may determine, subject to Company approval.

      4. Compensation. (a) Base Salary. During the Employment Term, the Executive shall receive a base salary (the "Annual Base Salary"), at the annual rate of $160,000. The Annual Base Salary shall be payable in accordance with the Company's payroll practices as in effect from time to time (whether payable by the Company, or such other entity as the Company shall designate, subject to applicable taxes and withholding. During the Employment Term, the Annual Base Salary shall increase, at a minimum, in accordance with the increase in the consumer price index as adjusted annually and cumulatively, using September 2002 as the base month and in addition thereto, the salary shall be further reviewed for possible merit increases at least annually.

            (b) Annual Bonus. For each calendar year or portion of a calendar year during the Employment Term, the Executive shall be eligible to earn an annual performance bonus (the "Annual Bonus") based on such performance goals and targets and in such amounts as the Company may in its sole discretion establish. Each Annual Bonus shall be paid in accordance with the terms of the management incentive program then applicable to the Executive.

            (c) Benefits. During the Employment Term, the Executive and/or the Executive's family, as the case may be, shall be provided with the same Executive benefits as are provided by the Company from time to time to other similarly situated Executives. This shall include, but not be limited to, family health and dental insurance; a term life insurance policy of one million dollars ($1,000,000) with the beneficiary(ies) to be named by the Executive; and matching 401(k) contributions.

            (d) Expenses. During the Employment Term, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in carrying out the Executive's duties under this Agreement, Pg 47 provided that the Executive complies with the policies, practices and procedures of the Company for the type and necessity of the expense and for submission of expense reports, receipts, or similar documentation of such expenses.

            (e) Other Compensation. Certain amounts are due and owing Executive arising from his employment with Iris Broadband, Inc. These amounts will be paid to the Executive from Accounts Receivable of Iris Broadband, Inc.


            (f) Options. The Executive is entitled to purchase one million (1,000,000) shares of the $.001 par value Common Stock of the Company at an exercise price pursuant to the terms of the Company's Stock Option Plan (the "Option Plan"), as of the effective date of this Employment Agreement subject to the execution by the Company and the Executive of the "Option to Purchase Common Stock" attached hereto. The purchase rights represented by this option are exercisable at a price per share of common stock of $.07.

            (g) Termination. If the Executive's employment is terminated pursuant to a termination for Cause or if the Executive resigns without Good Reason, all of the then unvested Options shall immediately be canceled. In any case, and notwithstanding any provision of this Agreement to the contrary, (i) the terms and conditions of any Incentive Stock options shall be governed in full by the relevant provision of the Internal Revenue Code and related law and (ii) the terms of the other Options shall be governed by the relevant provisions of the Option Plan (including, without limitation, in the event of the Executive's termination of employment due to his death or Disability).

      5. Vehicle Allowance. During the Employment Term, the Company shall provide Executive a monthly vehicle allowance of at least $750.00 and such other amount commensurate with Executive's position.

      6. Best Efforts. During the Employment Term, and excluding any periods of vacation and sick leave to which the Executive is entitled, Executive shall devote his full business time and best efforts to the business and affairs of the Company and its affiliates, to further the businesses and interests of the Company and its affiliates and use his best efforts to carry out such responsibilities faithfully and efficiently. During the Employment Term, the Executive shall not be engaged in any other business activity without the prior written consent of the Company except for time spent in managing his personal, financial and legal affairs.


      7. Termination of Employment. (a) Death or Disability. The Employment Term, unless terminated earlier, shall automatically terminate on the last day of the month in which the death of Executive occurs. If during the Employment Term, Executive is prevented from performing duties or fulfilling responsibilities by reason of any incapacity or disability for a continuous period of six months, then the Company may, upon 90 days written notice to Executive, terminate Executive's employment hereunder, but Executive shall continue to be eligible to receive any benefits to which he may be entitled under the terms of the Company's long term disability plan for its Executives. In the event of such disability, the Company shall pay Executive full compensation under Section 4 until such termination.
Pg 48
      (b) By the Company. (i) The Company may terminate the executive's employment during the Employment Term for Cause. For purposes of this Agreement, the term "Cause" shall be defined as: (A) disloyalty or dishonesty which results or is intended to result in personal enrichment to Executive at the expense of the Company and/or personal enrichment to Executive of any opportunity beneficial to the Company (including, without limitation, deceit, fraud, embezzlement, dishonesty, or breach of business ethics);
(B) acts of moral turpitude or illegal or unprofessional conduct which may adversely affect the reputation of the Company and/or its relationship with its clients, investors, employees and/or shareholders; (C) fraudulent and/or deceptive conduct in connection with the business or affairs of the Company; (D) the failure of the Executive to perform his duties and obligations pursuant to this Agreement; (E) conviction of a felony or crime involving moral turpitude (or entering into a plea of nolo contendere with respect to such crime); (F) gross misconduct; (G) any breach or intended breach by the Executive of the confidentiality provisions of Section 9 hereof; (H) any breach or intended breach by the executive of any Company policies or procedures as in effect from time to time; (I) or failure by the Executive to provide 90 days advance written notice of resignation (other than in the case of Executive's resignation for Good reason); provided that in the case of subsections (D), (G), (H) (but solely with respect to any intended breach) and/or (I) of this Section 7(b) , the Company shall give written notice to the Executive at least fifteen days prior to such termination of the Company's intent to terminate, which notice shall set out in detail the ways in which Executive has failed to perform, and Executive shall have failed to cure such failure prior to the expiration of such fifteen day period.

      (c) By the Executive for Good Reason. (i) For purposes of this Agreement, "Good Reason" means:


      A. any failure by the Company to comply with any provision of Section 4 of this Agreement, other than failures that are not taken in bad faith and are remedied by the Company within 20 business days after receipt of written notice thereof from the Executive; or

      B. any relocation of the Company's offices outside of New Orleans, without Executive's consent.

      (ii) A termination of employment by the Executive for Good Reason shall be effectuated by giving the Company written notice ("Notice of Termination for Good Reason") of the termination, setting forth the conduct of the Company that constitutes Good Reason. A termination of employment by the Executive for Good Reason shall be effective on the next business day following the date when the Notice of Termination for Good Reason is given.

      (d) Date of Termination. The "Date of Termination" means the date of the Executive's death, Disability, or the date on which the termination of the Executive's employment by the Company for Cause or by the Executive for Good Reason is effective, as the case may be.

     8. NonCompetition Covenant. In consideration of the Company agreeing to enter into this Agreement the Executive acknowledges and agrees that during the Employment Term of this Agreement and ending on the twelve (12) month anniversary of the date upon which Executive's employment with the Pg 49
Company is terminated for any reason (the "NonCompetition Term"), not, either individually or in a partnership, or in conjunction with any person or persons, firms, association, syndicate, corporation or other entity or venture, as principal, partner, shareholder, director, officer, consultant, independent contractor, advisor, Executive, agent or in any manner whatsoever, either directly or indirectly,

      (a) to provide or offer to provide, on behalf of a competitor of the Company, products or services that compete with the business of the Company to any customer or client, or prospective customer or client, of the Company;

      (b) to provide or offer to provide, on behalf of a competitor of the Company or of any of its affiliates, products or services that compete with the business of the Company or of any of its affiliates to any customer or client, or prospective customer or client, of the Company or of any of its affiliates;

      (c) to engage in or become interested in or advise any business, person, firm, association, syndicate, corporation or other entity or venture engaged within the cities where the Company and/or any of its affiliates and subsidiaries does business and/or has intentions or plans to do business and within a 100 mile radius of the boundaries of each city, any business similar to the business carried on by the Company or any of its affiliates.


      9. Confidentiality Covenant. The Executive acknowledges that as a key shareholder, and senior executive of the Company he is familiar with a range of confidential proprietary information regarding the Company. The Executive further acknowledges and agrees that his employment by the Company will, throughout the Employment Term bring him into close contact with the confidential affairs of the Company, including information about customers, costs, profits, real estate, markets, sales, products, key personnel, pricing policies, operational methods, technical processes and other business affairs and methods and other information not readily available to the public, and plans for future development. The Executive further acknowledges that the services to be performed under this Agreement are of a special, unique, unusual, extraordinary and intellectual character. The Executive further acknowledges that the business of the Company and its subsidiaries is or will become international in scope, that its products and services may or will be marketed throughout the world, that the Company competes in nearly all of its business activities with other entities that are or could be located in nearly any part of the world and that the nature of the Executive's services, position and expertise are such that he is capable of competing with the Company from nearly any location in the world. In recognition of the foregoing, the Executive covenants and agrees:


      (a) The Executive, at all times during the Non-Competition Term and thereafter, shall hold in a fiduciary capacity for the benefit of the Company all secret, trade, proprietary or confidential information, knowledge or data relating to the Company or any of its affiliated companies and shareholders, and their respective businesses, that the Executive obtains during the Executive's employment by the Company or any of its affiliated companies and that is not public knowledge (other than as a result of the Executive's violation of this Section 10(a) ("Confidential Information"). The Executive shall not communicate, divulge or disseminate Confidential Information at any Pg 50 time during or after the Executive's employment with the Company, except with the prior written consent of the Company or as otherwise required by law or legal process. The Executive shall deliver promptly to the Company on termination of the Executive's employment by the Company or at any other time the Company may so request, at the Company's expense, all memoranda, notes, records, reports and other documents (and all copies thereof) relating to the Company's business, which the Executive obtained while employed by, or otherwise serving or acting on behalf of, the Company, and which the Executive may then posses or have under the Executive's control. The Executive shall execute and deliver any confidentiality policy or agreement used by the Company for its senior executives and agrees that in the event of any conflicts, the provisions of either of this Agreement or any other agreement (as the case may be) which the Company, in its sole discretion, determines more fully protects the Company shall govern.

      (b) During the Non-Competition Term, the Executive shall not, on his own behalf or on behalf of any other person, firm or entity directly or indirectly solicit, induce, advise, recommend to, or participate in any effort to induce, any employee, officer or Executive of the Company or any of its affiliates to terminate his or her employment with the Company, or to provide any assistance whatsoever to any person, firm or entity engaged in any activity competitive to the business of the Company, to employ, or cause any business or entity with which Executive is affiliated to employ, any person who was a full-time executive employee of the Company at the Executive's Date of Termination or one year prior to such date or to directly or indirectly induce any business, entity or person with which the Company or any of its subsidiaries or affiliates has a business relationship to terminate or alter such business relationship.

      10. Work Product Covenant. The Executive acknowledges that during the Employment Term, the Executive may have conceived, developed, invented, conceive of, discover, invent or create inventions, improvements, new contributions, literary property, computer programs and software material, ideas and discoveries, whether patentable or copyrightable or not (all of the foregoing being collectively referred to herein as "Work Product"), and that various business opportunities shall be presented to the Executive by reason of the Executive's employment by the Company. The Executive acknowledges that all of the foregoing shall be owned by and belong exclusively to the Company and that the Executive shall have no personal interest therein, provided that they are either related in any manner to the business (commercial or experimental) of the Company, or are, in the case of Work Product, conceived or made on the Company's time or with the use of the Company's facilities or materials, or, in the case of business opportunities, are presented to the Executive for the possible interest or participation of the Company. The Executive shall (i) promptly disclose any such Work Product and business opportunities to the Company; (ii) assign to the Company, upon request and without additional compensation, the entire rights to such Work Product and business opportunities; (iii) sign all papers necessary to carry out the foregoing; and (iv) give testimony in support of the Executive's inventorship or creation in any appropriate case. The Executive agrees that the Executive will not assert any rights to any Work Product or business opportunity as having been made or acquired by the Executive prior to the date of this Agreement except for Work Product or business opportunities, if any, disclosed to and acknowledge by the Company in writing prior to the date hereof.

      (a) The Executive acknowledges and agrees that the provisions of Pg 51
Section 8, 9 and 10 are necessary to protect the business operations and affairs of the Company. The Executive understands that the restrictions set forth in this Agreement may limit his ability to earn a livelihood in a business similar that of the Company, but he nevertheless believes that he has received and will receive sufficient consideration and other benefits as an employee of the Company to justify clearly such restrictions which, in any event (given his education, skills and ability), the Executive does not believe would prevent him from earning a livelihood.

      11. Remedies for Breach. In addition to such other rights and remedies as the Company may have at equity or in law with respect to any breach of this Agreement, the Executive acknowledges that the legal remedies for breach of the covenants contained in Sections 8, 9 and 10 and breach of Section 7(b)(i)(a) are inadequate, and therefore agrees that, in addition to any or all other remedies available to the Company and its affiliates in the event of a breach or a threatened breach of any covenant contained in Sections 8, 9 and 10 or 7(b)(i)(a), the Company or any of its affiliates may:

      (a) The Company shall have the right and remedy to have such provisions specifically enforced by any court having jurisdiction (without any obligation to post a bond or other security, which is hereby waived); it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that money damages alone will not provide an adequate remedy to the Company, and

      (b) Seek to recover from Executive monetary damages to the Company or its affiliates arising from such breach or threatened breach and all costs and expenses (including attorneys' fees) incurred by the Company or any of its affiliates concerning such breach and/or in enforcement of such covenants.

      12. Successors. (a) This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

      (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns, and may be assigned by Company in connection with any sale, transfer or other disposition of all or substantially all of its business and assets.


      13. Indemnification. The Executive shall be entitled throughout the Employment Period in the capacity as an officer or director of the Company or any of its subsidiaries, or as a member of any other governing body or any partnership or joint venture in which the Company has an equity interest (and after the term of employment, to the extent relating to any continued service as such officer, director or member) to the benefit of the indemnification provisions contained on the date hereof in the Certificate of Incorporation and By-Laws of the Company (not including any amendments or additions after the date of execution hereof that limit or narrow, but including any that add to or broaden, the protection afforded to the Executive by those provisions), to the extent not prohibited by applicable law at the time of the assertion of any liability against the Executive.

14. Post-Termination Assistance. For so long as the Executive is receiving any payments pursuant to this Agreement, the Executive shall cooperate, at the reasonable request of the Company (i) in the transition of any matter for which the Executive had authority or responsibility during the Employment Period, or (ii) with respect to any other matter involving the Company for which the Executive may be of assistance.

      15. Miscellaneous. (a) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Louisiana, applicable to agreements made and to be performed entirely within such state. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified except by a written agreement executed by the parties hereto or their respective successors and legal representatives.

      (b) All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Executive, to the Executive's address as maintained by the Company.

                  If to the Company:
                  FSPS, Inc.
                  400 Poydras Street, Suite 1510
                  New Orleans, Louisiana 70130
                  Attention: General Counsel

or to such other address as either party furnishes to the other in writing in accordance with this Section 15. Notices and communications shall be effective when actually received by the addressee.

      (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law, and the invalid or unenforceable provision shall be deemed to have been redrafted as if in the original, so as to be valid and enforceable to the maximum extent permissible under applicable law.

      (d) Notwithstanding any other provision of this Agreement, the Company may withhold from amounts payable under this Agreement all federal, state, local and foreign taxes that are required to be withheld by applicable laws or regulations.

      (e) The failure of the Executive or the Company to insist upon strict compliance with any provision of, or to assert any right under, this Agreement shall not be deemed to be a waiver of such provision or right or of any other provision of or right under this Agreement.

      (f) The Executive and the Company acknowledge that this Agreement represents the complete agreement between the parties and supersedes any other agreement between them concerning the subject matter hereof. This Agreement may not be modified except by express written agreement between the parties.

      (g) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and which together shall constitute one instrument.

      (h) Whenever this Agreement provides for any payment to the Executive's estate, such payment may be made instead to such beneficiary or beneficiaries as the Executive may designate by written notice to the Company. The Executive shall have the right to revoke any such designation and to re-designate a beneficiary or beneficiaries by written notice to the Company and to any applicable insurance company to such effect.


      (i) The Executive represents and warrants to the Company that this Agreement is legal, valid and binding upon the Executive and the execution of this Agreement and the performance of the Executive's obligations hereunder does not and will not constitute a breach of, or conflict with the terms or provisions of, any agreement or understanding to which the Executive is a party (including, without limitation, any other employment agreement). The Company represents and warrants to the Executive that this Agreement is legal, valid and binding upon the Company and the execution of this Agreement and the performance of the Company's obligations hereunder does not and will not constitute a breach of, or conflict with the terms or provisions of, any agreement or understanding to which the Company is a party.

      (j) Neither the Executive, his legal representative nor any beneficiary designated by the Executive shall have any right, without the prior written consent of the Company, to assign, transfer, pledge, hypothecate, anticipate or commute to any person or entity any payment due in the future pursuant to any provision of this Agreement, and any attempt to do so shall be void and shall not be recognized by the Company.

      (k) Each party (a) hereby irrevocably submits itself to and acknowledges and recognizes the jurisdiction of the courts of the State of Louisiana in the Parish of Orleans or in the United States District Court for the Eastern District of Louisiana (which courts, together with all applicable appellate courts, for purposes of this Agreement, are the only "courts of competent jurisdiction"), for the purpose of any suit, action or other proceeding arising out of, under, or in connection with, relating to, or based upon this Agreement (b) agrees that any service of process in connection with any such suit, action or other proceeding may be made upon it by means of the United States mail or such other service as may be authorized by any such court, (c) agrees that the courts of competent jurisdiction shall be the sole and exclusive courts and forums for the purpose of any such suit, action or proceeding (d) waives and agrees not to assert, by way of motion, as a defense, or otherwise, in any such suit, action or proceeding, any claim that it is not subject to the jurisdiction of courts of competent jurisdiction, that such suit, action or proceeding is brought in an inconvenient forum, that the venue of the suit, action or proceeding is improper or that this Agreement or the subject matter hereof may not be enforced in or by such court and (e) irrevocably waives any right to a trial before a jury. Each party agrees that its submission to jurisdiction and its consent to service of process by mail is made for the express benefit of the other party.

      (l) Each of the parties has been represented by counsel (or has had the opportunity to be so represented) in the negotiation and preparation of this Agreement. The parties agree that this Agreement is to be construed as jointly drafted. Accordingly, this Agreement will be construed according to the fair meaning of its language, and the rule of construction that ambiguities are to be resolved against the drafting party will not be employed in the interpretation of this Agreement.

      (m) Notwithstanding the expiration, non-renewal or termination of this Agreement, the provisions of Sections (8), (9),10),(13) and (15) of the Agreement shall continue in full force and effect and remain fully binding upon the parties to the extent provided for therein.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization of its Board of Directors, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.


Federal Security Protection Services, Inc.



By: 	/s/ Gary S. O'Neal
  Gary S. O'Neal, President and Chief Executive Officer


Federal Security Protection Services, Inc.



By:	/s/ Daniel W. Thornton
   Daniel W. Thornton, Secretary



	/s/ Michael T. Landers
Michael T. Landers, Executive



	TERMINATION BENEFITS AGREEMENT (GOLDEN PARACHUTE)

This Termination Benefits Agreement, dated as of September 1, 2002, evidences an agreement by and between Federal Security Protection Services, Inc. a Delaware corporation having its principal executive offices at 400 Poydras Street, Suite 1510, New Orleans, Louisiana 70130 (the "Company"), and Michael T. Landers (the "Executive").

	RECITALS

The following facts are true:

      A. The Executive has many years experience valuable to serving the Company as a key executive officer and is expected to help guide the Company through many problems.
      B. The Executive is expected to continue to make a major contribution to the profitability, growth, and financial strength of the Company.

      C. The Company considers the continued services of the Executive to be in the best interest of the Company and its shareholders and desires to assure the continued services of the Executive on behalf of the Company as an objective and impartial basis and without distraction or conflict of interest in the event of an attempt to obtain control of the Company.

      D. The Executive is willing to remain in the employ of the Company upon the understanding that the Company will provide income security upon the terms and subject to the conditions contained herein if the Executive's employment is terminated voluntarily for good reason or involuntarily by the Company without good reason.

	AGREEMENT

      In consideration of the premises and the mutual covenants and agreements hereinafter set forth, the Company and the Executive agree as follows:


      1. Undertaking. The Company agrees to pay to the Executive the Termination Benefits specified in paragraph 2 hereof if (a) control of the Company is acquired (as defined in paragraph 3(a) hereof) and (b) after the acquisition of control occurs (i) the Company terminates the employment of the Executive for any reason other than cause (as defined in paragraph 3(b) hereof), death, the Executive's attainment of age sixty five (65) or total and permanent disability, or (ii) the Executive voluntarily terminates employment for good reason (as defined in paragraph 3(c) hereof).

      2. Termination Benefits. If the Executive is entitled to termination benefits pursuant to paragraph 1 hereof, the Company agrees to pay to the Executive as termination compensation in a lumpsum payment within five (5) calendar days of the termination of the Executive's employment the full sum of Two Million Seven Hundred Fifty Thousand Dollars ($2,750,000.00).

      3. Definitions. (a) As used in this Agreement, the "acquisition of control" means (i) attaining ownership of twenty five percent (25%) or more of the shares of voting stock of the Company by any person or group (other than a person or group including the Executive or with whom or which the Executive is affiliated), or (ii) the occurrence of a "change of control" required to be described under the proxy disclosure rules of the Securities and Exchange Commission.

      (b) As used in this Agreement, the term "cause" means an act or acts of dishonesty by the Executive constituting a felony under applicable law and resulting or intending to result directly or indirectly in gain to or personal enrichment of the Executive at the Company's expense. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the Board called and held for the purpose (after reasonable notice and opportunity for the Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in the first sentence of the subsection and specifying the particulars thereof in detail.


      (c) As used in this Agreement, the term "good reason" means, without the Executive's written consent, (i) a change in status, position or responsibilities which, in the Executive's reasonable judgment, does not represent a promotion from existing status, position or responsibilities as in effect immediately prior to the change in control; the assignment of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, position or responsibilities; or any removal from or failure to reappoint or reelect the Executive to any of such positions, except in connection with the termination for total and permanent disability, death or cause or by him other than for good reason; (ii) a reduction by the Company in the Executive's base salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or the Company's failure to increase (within twelve (12) months of the Executive's last increase in base salary) the Executive's base salary after a change in control in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all executive and senior officers of the Company effected in the preceding twelve
(12) months; (iii) the relocation of the Company's principal executive offices to a location outside the New Orleans metropolitan area or the relocation of the Executive by the Company to any place other than the location at which the Executive performed duties prior to a change in control, except for required travel on the Company's business to an extent substantially consistent with business travel obligations at the time of a change in control; (iv) the failure of the Company to continue in effect any incentive, bonus or other compensation plan in which the Executive participates, including but not limited to the Company's stock option and restricted stock plans, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan), evidenced by the Executive's written consent, has been made with respect to such plan in connection with the change in control, or the failure by the Company to continue the Executive's participation therein, or any action by the Company which would directly or indirectly materially reduce participation therein; (v) the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed or entitled under any of the Company's pension, profit sharing, life insurance, medical, dental, health and accident, or disability plans at the time of a change in control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed or entitled to at the time of the change in control, or the failure by the Company to provide the number of paid vacation and sick leave days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect on the date hereof; (vi) the failure of the Company to obtain a satisfactory agreement from any successor or assign of the Company to assume and agree to perform this Agreement; (vii) any purported termination of the Executive's employment which is not effected pursuant to paragraph 4(c) hereof (and, if applicable, paragraph 3(b) hereof); and for purposes of this Agreement, no such purported termination shall be effective; or (viii) any request by the Company that the Executive participate in an unlawful act or take any action constituting a breach of the Executive's professional standard of conduct. Notwithstanding anything in this paragraph 3(c) to the contrary, the Executive's right to terminate the employment pursuant to this paragraph 3(c) shall not be affected by incapacity due to physical or mental illness.

      4. Additional Provisions.(a) Enforcement of Agreement. The Company is aware that upon the occurrence of a change in control the Board of Directors or a shareholder of the Company may then cause or attempt to cause the Company to refuse to comply with its obligations under this Agreement, or may cause or attempt to cause the Company to institute, or may institute litigation seeking to have this Agreement declared unenforceable, or may take or attempt to take other action to deny the Executive the benefits intended under this Agreement. In these circumstances, the purpose of this Agreement could be frustrated. It is the intent of the Company that the Executive not be required to incur the expenses associated with the enforcement of any rights under this Agreement by litigation or other legal action, nor be bound to negotiate any settlement of any rights hereunder, because the cost and expense of such legal action or settlement would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if following a change in control it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes any action to declare this Agreement void or enforceable, or institutes any litigation or other legal action designed to deny, diminish or to recovery from the Executive the benefits entitled to be provided to the Executive hereunder, and that Executive has complied with all obligations under this Agreement, the Company irrevocably authorizes the Executive from time to time to retain counsel of the Executive's choice, at the expense of the Company as provided in this paragraph 4(a), to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether such action is by or against the Company or any Director, officer, shareholder, or other person affiliated with the Company, in any jurisdiction.
Notwithstanding any existing or prior attorney client relationship between the Company and such counsel, the Company irrevocably consents to the Executive entering into an attorney client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. The reasonable fees and expenses of counsel selected from time to time by the Executive as hereinabove provided shall be paid or reimbursed to the Executive by the Company on a regular, periodic basis upon presentation by the Executive of a statement or statements prepared by such counsel in accordance with its customary practices, up to a maximum aggregate amount of $500,000. Any legal expenses incurred by the Company by reason of any dispute between the parties as to enforceability of or the terms contained in this Agreement, notwithstanding the outcome of any such dispute, shall be the sole responsibility of the Company, and the Company shall not take any action to seek reimbursement from the Executive for such expenses.


      (b) Severance Pay; No Duty to Mitigate. The amounts payable to the Executive under this Agreement shall not be treated as damages but as severance compensation to which the Executive is entitled by reason of termination of employment in the circumstances contemplated by this Agreement. The Company shall not be entitled to set off against the amounts payable to the Executive of any amounts earned by the Executive in other employment after termination of employment with the Company, or any amounts which might have been earned by the Executive in other employment had other such employment been sought.

      (c) Notice of Termination. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with paragraph 4(k) hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of his employment under the provision so indicated. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

      (d) Assignment. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective executors, administrators, heirs, personal representatives, successors, and assigns, but neither this Agreement nor any right hereunder may be assigned or transferred by either party hereto, any beneficiary, or any other person, nor be subject to alienation, anticipation, sale, pledge, encumbrance, execution, levy, or other legal process of any kind against the Executive, his beneficiary or any other person. Notwithstanding the foregoing, the Company will assign this Agreement to any corporation or other business entity succeeding to substantially all of the business and assets of the Company by merger, consolidation, sale of assets, or otherwise and shall obtain the assumption of this Agreement by such successor.

      (e) Entire Agreement. This Agreement contains the entire Agreement between the parties with respect to the subject matter hereof. All representations, promises, and prior or contemporaneous understandings among the parties with respect to the subject matter hereof are merged into and expressed in this Agreement, and any and all prior agreements between the parties with respect to the subject matter hereof are hereby canceled.

      (f) Amendment. This Agreement shall not be amended, modified, or supplemented without the written agreement of the parties at the time of such amendment, modification, or supplement.


      (g) Governing Law. This Agreement shall be governed by and subject to the laws of Louisiana.

      (h) Severability. The invalidity or unenforceability of any particular provision of this particular Agreement shall not affect the other provisions, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision has not been contained herein.

      (i) Captions. The captions in this Agreement are for convenience and identification purposes only, are not an integral part of this Agreement, and are not to be considered in the interpretation of any part hereof.

      (j) Notices. Except as specifically set forth in this Agreement, all notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person or sent by registered or certified mail, postage prepaid, addressed as set forth above, or to such other address as shall be furnished in writing by any party to the others.

      (k) Waivers. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision or condition of this Agreement to be performed by such other party shall be deemed to be a valid waiver unless such waiver is in writing or, even if in writing, shall be deemed to be a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Federal Security Protection Services, Inc.



By: 	/s/ Gary S. O'Neal

  Gary S. O'Neal, President and Chief Executive Officer

Federal Security Protection Services, Inc.



By:	/s/ Daniel W. Thornton
   Daniel W. Thornton, Secretary



	/s/ Michael T. Landers
Michael T. Landers, Executive

EXHIBIT D


EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT, effective this 1st day of September 2002, is by and between Federal Security Protection Services, Inc., a Delaware corporation (the "Company") and Edward E. Reynolds, an individual
(the "Executive").

	RECITALS

      WHEREAS, the Executive has developed considerable familiarity with and expertise in the operations and business of the Company.

      WHEREAS, the Company, has determined to secure the services of the Executive as General Counsel of the Company and the Executive desires to serve in such capacity.

      NOW, THEREFORE, in consideration of the promises and mutual covenants herein contained, the parties hereto agree as follows:

	AGREEMENT

      1. Employment. The Company hereby agrees to employ Executive and Executive hereby agrees to serve the Company as General Counsel with such duties and responsibilities as are customarily assigned to such position, and such other duties and responsibilities not inconsistent therewith as may be assigned to the Executive from time to time by the Company.
      2. Employment Term. Executive's employment hereunder shall be for a term of seven (7) years or for so long as the Executive remains a shareholder of the Company, whichever term is longer, unless earlier terminated pursuant to Section 7 of this Employment Agreement (the "Employment Term").


      3. Responsibilities. During the Employment Term, Executive shall render such services to the Company and its affiliates as are reasonably required by the Board of Directors of the Company and as may be required by virtue of the office(s) and positions held by Executive. The Executive's services shall be performed at the New Orleans offices subject to such business travel as may be required from time to time, or such other headquarters of the Company, as the Executive may determine, subject to Company approval.

      4. Compensation. (a) Base Salary. During the Employment Term, the Executive shall receive a base salary (the "Annual Base Salary"), at the annual rate of $145,000. The Annual Base Salary shall be payable in accordance with the Company's payroll practices as in effect from time to time (whether payable by the Company, or such other entity as the Company shall designate, subject to applicable taxes and withholding. During the Employment Term, the Annual Base Salary shall increase, at a minimum, in accordance with the increase in the consumer price index as adjusted annually and cumulatively, using September 2002 as the base month and in addition thereto, the salary shall be further reviewed for possible merit increases at least annually.

            (b) Annual Bonus. For each calendar year or portion of a calendar year during the Employment Term, the Executive shall be eligible to earn an annual performance bonus (the "Annual Bonus") based on such performance goals and targets and in such amounts as the Company may in its sole discretion establish. Each Annual Bonus shall be paid in accordance with the terms of the management incentive program then applicable to the Executive.

            (c) Benefits. During the Employment Term, the Executive and/or the Executive's family, as the case may be, shall be provided with the same Executive benefits as are provided by the Company from time to time to other similarly situated Executives. This shall include, but not be limited to, family health and dental insurance; a term life insurance policy of one million dollars ($1,000,000) with the beneficiary(ies) to be named by the Executive; and matching 401(k) contributions.

            (d) Expenses. During the Employment Term, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in carrying out the Executive's duties under this Agreement, provided that the Executive complies with the policies, practices and procedures of the Company for the type and necessity of the expense and for submission of expense reports, receipts, or similar documentation of such expenses.

            (e) Other Compensation. Certain amounts are due and owing Executive arising from his employment with Iris Broadband, Inc. These amounts will be paid to the Executive from Accounts Receivable of Iris Broadband, Inc.

            (f) Options. The Executive is entitled to purchase one million (1,000,000) shares of the $.001 par value Common Stock of the Company at an exercise price pursuant to the terms of the Company's Stock Option Plan (the "Option Plan"), as of the effective date of this Employment Agreement subject to the execution by the Company and the Executive of the "Option to Purchase Common Stock" attached hereto. The purchase rights represented by this option are exercisable at a price per share of common stock of $.07.

            (g) Termination. If the Executive's employment is terminated pursuant to a termination for Cause or if the Executive resigns without Good Reason, all of the then unvested Options shall immediately be canceled. In any case, and notwithstanding any provision of this Agreement to the contrary,
(i) the terms and conditions of any Incentive Stock options shall be governed in full by the relevant provision of the Internal Revenue Code and related law and (ii) the terms of the other Options shall be governed by the relevant provisions of the Option Plan (including, without limitation, in the event of the Executive's termination of employment due to his death or Disability).

      5. Vehicle Allowance. During the Employment Term, the Company shall provide Executive a monthly vehicle allowance of at least $750.00 and such other amount commensurate with Executive's position.

      6. Best Efforts. During the Employment Term, and excluding any periods of vacation and sick leave to which the Executive is entitled, Executive shall devote his full business time and best efforts to the business and affairs of the Company and its affiliates, to further the businesses and interests of the Company and its affiliates and use his best efforts to carry out such responsibilities faithfully and efficiently. During the Employment Term, the Executive shall not be engaged in any other business activity without the prior written consent of the Company except for time spent in managing his personal, financial and legal affairs.


      7. Termination of Employment. (a) Death or Disability. The Employment Term, unless terminated earlier, shall automatically terminate on the last day of the month in which the death of Executive occurs. If during the Employment Term, Executive is prevented from performing duties or fulfilling responsibilities by reason of any incapacity or disability for a continuous period of six months, then the Company may, upon 90 days written notice to Executive, terminate Executive's employment hereunder, but Executive shall continue to be eligible to receive any benefits to which he may be entitled under the terms of the Company's long term disability plan for its Executives. In the event of such disability, the Company shall pay Executive full compensation under Section 4 until such termination.

      (b) By the Company. (i) The Company may terminate the executive's employment during the Employment Term for Cause. For purposes of this Agreement, the term "Cause" shall be defined as: (A) disloyalty or dishonesty which results or is intended to result in personal enrichment to Executive at the expense of the Company and/or personal enrichment to Executive of any opportunity beneficial to the Company (including, without limitation, deceit, fraud, embezzlement, dishonesty, or breach of business ethics); (B) acts of moral turpitude or illegal or unprofessional conduct which may adversely affect the reputation of the Company and/or its relationship with its clients, investors, employees and/or shareholders; (C) fraudulent and/or deceptive conduct in connection with the business or affairs of the Company;
 (D) the failure of the Executive to perform his duties and obligations pursuant to this Agreement; (E) conviction of a felony or crime involving moral turpitude (or entering into a plea of nolo contendere with respect to such crime); (F) gross misconduct; (G) any breach or intended breach by the Executive of the confidentiality provisions of Section 9 hereof; (H) any breach or intended breach by the executive of any Company policies or procedures as in effect from time to time; (I) or failure by the Executive to provide 90 days advance written notice of resignation (other than in the case of Executive's resignation for Good reason); provided that in the case of subsections (D), (G), (H) (but solely with respect to any intended breach) and/or (I) of this Section 7(b) , the Company shall give written notice to the Executive at least fifteen days prior to such termination of the Company's intent to terminate, which notice shall set out in detail the ways in which Executive has failed to perform, and Executive shall have failed to cure such failure prior to the expiration of such fifteen day period.

      (c) By the Executive for Good Reason. (i) For purposes of this Agreement, "Good Reason" means:


      A. any failure by the Company to comply with any provision of Section 4 of this Agreement, other than failures that are not taken in bad faith and are remedied by the Company within 20 business days after receipt of written notice thereof from the Executive; or

      B. any relocation of the Company's offices outside of New Orleans, without Executive's consent.

      (ii) A termination of employment by the Executive for Good Reason shall be effectuated by giving the Company written notice ("Notice of Termination for Good Reason") of the termination, setting forth the conduct of the Company that constitutes Good Reason. A termination of employment by the Executive for Good Reason shall be effective on the next business day following the date when the Notice of Termination for Good Reason is given.

      (d) Date of Termination. The "Date of Termination" means the date of the Executive's death, Disability, or the date on which the termination of the Executive's employment by the Company for Cause or by the Executive for Good Reason is effective, as the case may be.

     8. NonCompetition Covenant. In consideration of the Company agreeing to enter into this Agreement the Executive acknowledges and agrees that during the Employment Term of this Agreement and ending on the twelve
(12) month anniversary of the date upon which Executive's employment with the Company is terminated for any reason (the "NonCompetition Term"), not, either individually or in a partnership, or in conjunction with any person or persons, firms, association, syndicate, corporation or other entity or venture, as principal, partner, shareholder, director, officer, consultant, independent contractor, advisor, Executive, agent or in any manner whatsoever, either directly or indirectly,

      (a) to provide or offer to provide, on behalf of a competitor of the Company, products or services that compete with the business of the Company to any customer or client, or prospective customer or client, of the Company;

      (b) to provide or offer to provide, on behalf of a competitor of the Company or of any of its affiliates, products or services that compete with the business of the Company or of any of its affiliates to any customer or client, or prospective customer or client, of the Company or of any of its affiliates;

      (c) to engage in or become interested in or advise any business, person, firm, association, syndicate, corporation or other entity or venture engaged within the cities where the Company and/or any of its affiliates and subsidiaries does business and/or has intentions or plans to do business and within a 100 mile radius of the boundaries of each city, any business similar to the business carried on by the Company or any of its affiliates.


      9. Confidentiality Covenant. The Executive acknowledges that as a key shareholder, and senior executive of the Company he is familiar with a range of confidential proprietary information regarding the Company. The Executive further acknowledges and agrees that his employment by the Company will, throughout the Employment Term bring him into close contact with the confidential affairs of the Company, including information about customers, costs, profits, real estate, markets, sales, products, key personnel, pricing policies, operational methods, technical processes and other business affairs and methods and other information not readily available to the public, and plans for future development. The Executive further acknowledges that the services to be performed under this Agreement are of a special, unique, unusual, extraordinary and intellectual character. The Executive further acknowledges that the business of the Company and its subsidiaries is or will become international in scope, that its products and services may or will be marketed throughout the world, that the Company competes in nearly all of its business activities with other entities that are or could be located in nearly any part of the world and that the nature of the Executive's services, position and expertise are such that he is capable of competing with the Company from nearly any location in the world. In recognition of the foregoing, the Executive covenants and agrees:


      (a) The Executive, at all times during the Non-Competition Term and thereafter, shall hold in a fiduciary capacity for the benefit of the Company all secret, trade, proprietary or confidential information, knowledge or data relating to the Company or any of its affiliated companies and shareholders, and their respective businesses, that the Executive obtains during the Executive's employment by the Company or any of its affiliated companies and that is not public knowledge (other than as a result of the Executive's violation of this Section 10(a) ("Confidential Information"). The Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after the Executive's employment with the Company, except with the prior written consent of the Company or as otherwise required by law or legal process. The Executive shall deliver promptly to the Company on termination of the Executive's employment by the Company or at any other time the Company may so request, at the Company's expense, all memoranda, notes, records, reports and other documents (and all copies thereof) relating to the Company's business, which the Executive obtained while employed by, or otherwise serving or acting on behalf of, the Company, and which the Executive may then posses or have under the Executive's control. The Executive shall execute and deliver any confidentiality policy or agreement used by the Company for its senior executives and agrees that in the event of any conflicts, the provisions of either of this Agreement or any other agreement (as the case may be) which the Company, in its sole discretion, determines more fully protects the Company shall govern.

      (b) During the Non-Competition Term, the Executive shall not, on his own behalf or on behalf of any other person, firm or entity directly or indirectly solicit, induce, advise, recommend to, or participate in any effort to induce, any employee, officer or Executive of the Company or any of its affiliates to terminate his or her employment with the Company, or to provide any assistance whatsoever to any person, firm or entity engaged in any activity competitive to the business of the Company, to employ, or cause any business or entity with which Executive is affiliated to employ, any person who was a full-time executive employee of the Company at the Executive's
Date of Termination or one year prior to such date or to directly or indirectly induce any business, entity or person with which the Company or any of its subsidiaries or affiliates has a business relationship to terminate or alter such business relationship.

      10. Work Product Covenant. The Executive acknowledges that during the Employment Term, the Executive may have conceived, developed, invented, conceive of, discover, invent or create inventions, improvements, new contributions, literary property, computer programs and software material, ideas and discoveries, whether patentable or copyrightable or not (all of the foregoing being collectively referred to herein as "Work Product"), and that various business opportunities shall be presented to the Executive by reason of the Executive's employment by the Company. The Executive acknowledges that all of the foregoing shall be owned by and belong exclusively to the Company and that the Executive shall have no personal interest therein, provided that they are either related in any manner to the business (commercial or experimental) of the Company, or are, in the case of Work Product, conceived or made on the Company's time or with the use of the Company's facilities or materials, or, in the case of business opportunities, are presented to the Executive for the possible interest or participation of the Company. The Executive shall (i) promptly disclose any such Work Product and business opportunities to the Company; (ii) assign to the Company, upon request and without additional compensation, the entire rights to such Work Product and business opportunities; (iii) sign all papers necessary to carry out the foregoing; and (iv) give testimony in support of the Executive's inventorship or creation in any appropriate case. The Executive agrees that the Executive will not assert any rights to any Work Product or business opportunity as having been made or acquired by the Executive prior to the date of this Agreement except for Work Product or business opportunities, if any, disclosed to and acknowledge by the Company in writing prior to the date hereof.

      (a) The Executive acknowledges and agrees that the provisions of Section 8, 9 and 10 are necessary to protect the business operations and affairs of the Company. The Executive understands that the restrictions set forth in this Agreement may limit his ability to earn a livelihood in a business similar that of the Company, but he nevertheless believes that he has received and will receive sufficient consideration and other benefits as an employee of the Company to justify clearly such restrictions which, in any event (given his education, skills and ability), the Executive does not believe would prevent him from earning a livelihood.

      11. Remedies for Breach. In addition to such other rights and remedies as the Company may have at equity or in law with respect to any breach of this Agreement, the Executive acknowledges that the legal remedies for breach of the covenants contained in Sections 8, 9 and 10 and breach of Section 7(b)(i)(a) are inadequate, and therefore agrees that, in addition to any or all other remedies available to the Company and its affiliates in the event of a breach or a threatened breach of any covenant contained in Sections 8, 9 and 10 or 7(b)(i)(a), the Company or any of its affiliates may:

      (a) The Company shall have the right and remedy to have such provisions specifically enforced by any court having jurisdiction (without any obligation to post a bond or other security, which is hereby waived); it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that money damages alone will not provide an adequate remedy to the Company, and

      (b) Seek to recover from Executive monetary damages to the Company or its affiliates arising from such breach or threatened breach and all costs and expenses (including attorneys' fees) incurred by the Company or any of its affiliates concerning such breach and/or in enforcement of such covenants.

      12. Successors. (a) This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

      (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns, and may be assigned by Company in connection with any sale, transfer or other disposition of all or substantially all of its business and assets.


      13. Indemnification. The Executive shall be entitled throughout the Employment Period in the capacity as an officer or director of the Company or any of its subsidiaries, or as a member of any other governing body or any partnership or joint venture in which the Company has an equity interest (and after the term of employment, to the extent relating to any continued service as such officer, director or member) to the benefit of the indemnification provisions contained on the date hereof in the Certificate of Incorporation and By-Laws of the Company (not including any amendments or additions after the date of execution hereof that limit or narrow, but including any that add to or broaden, the protection afforded to the Executive by those provisions), to the extent not prohibited by applicable law at the time of the assertion of any liability against the Executive.

      14. Post-Termination Assistance. For so long as the Executive is receiving any payments pursuant to this Agreement, the Executive shall cooperate, at the reasonable request of the Company (i) in the transition of any matter for which the Executive had authority or responsibility during the Employment Period, or (ii) with respect to any other matter involving the Company for which the Executive may be of assistance.

      15. Miscellaneous. (a) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Louisiana, applicable to agreements made and to be performed entirely within such state. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified except by a written agreement executed by the parties hereto or their respective successors and legal representatives.

      (b) All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

                  If to the Executive, to the Executive's address as maintained by the Company.

                  If to the Company:
                  FSPS, Inc.
                  400 Poydras Street, Suite 1510
                  New Orleans, Louisiana 70130
                  Attention: President and Chief Executive Officer

or to such other address as either party furnishes to the other in writing in accordance with this Section 15. Notices and communications shall be effective when actually received by the addressee.

      (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law, and the invalid or unenforceable provision shall be deemed to have been redrafted as if in the original, so as to be valid and enforceable to the maximum extent permissible under applicable law.

      (d) Notwithstanding any other provision of this Agreement, the Company may withhold from amounts payable under this Agreement all federal, state, local and foreign taxes that are required to be withheld by applicable laws or regulations.

      (e) The failure of the Executive or the Company to insist upon strict compliance with any provision of, or to assert any right under, this Agreement shall not be deemed to be a waiver of such provision or right or of any other provision of or right under this Agreement.

      (f) The Executive and the Company acknowledge that this Agreement represents the complete agreement between the parties and supersedes any other agreement between them concerning the subject matter hereof. This Agreement may not be modified except by express written agreement between the parties.

      (g) This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and which together shall constitute one instrument.

      (h) Whenever this Agreement provides for any payment to the Executive's estate, such payment may be made instead to such beneficiary or beneficiaries as the Executive may designate by written notice to the Company. The Executive shall have the right to revoke any such designation and to re-designate a beneficiary or beneficiaries by written notice to the Company and to any applicable insurance company to such effect.


      (i) The Executive represents and warrants to the Company that this Agreement is legal, valid and binding upon the Executive and the execution of this Agreement and the performance of the Executive's obligations hereunder does not and will not constitute a breach of, or conflict with the terms or provisions of, any agreement or understanding to which the Executive is a party (including, without limitation, any other employment agreement). The Company represents and warrants to the Executive that this Agreement is legal, valid and binding upon the Company and the execution of this Agreement and the performance of the Company's obligations hereunder does not and will not constitute a breach of, or conflict with the terms or provisions of, any agreement or understanding to which the Company is a party.

      (j) Neither the Executive, his legal representative nor any beneficiary designated by the Executive shall have any right, without the prior written consent of the Company, to assign, transfer, pledge, hypothecate, anticipate or commute to any person or entity any payment due in the future pursuant to any provision of this Agreement, and any attempt to do so shall be void and shall not be recognized by the Company.

      (k) Each party (a) hereby irrevocably submits itself to and acknowledges and recognizes the jurisdiction of the courts of the State of Louisiana in the Parish of Orleans or in the United States District Court for the Eastern District of Louisiana (which courts, together with all applicable appellate courts, for purposes of this Agreement, are the only "courts of competent jurisdiction"), for the purpose of any suit, action or other proceeding arising out of, under, or in connection with, relating to, or based upon this Agreement (b) agrees that any service of process in connection with any such suit, action or other proceeding may be made upon it by means of the United States mail or such other service as may be authorized by any such court, (c) agrees that the courts of competent jurisdiction shall be the sole and exclusive courts and forums for the purpose of any such suit, action or proceeding (d) waives and agrees not to assert, by way of motion, as a defense, or otherwise, in any such suit, action or proceeding, any claim that it is not subject to the jurisdiction of courts of competent jurisdiction, that such suit, action or proceeding is brought in an inconvenient forum, that the venue of the suit, action or proceeding is improper or that this Agreement or the subject matter hereof may not be enforced in or by such court and
(e) irrevocably waives any right to a trial before a jury. Each party agrees that its submission to jurisdiction and its consent to service of process by mail is made for the express benefit of the other party.


      (l) Each of the parties has been represented by counsel (or has had the opportunity to be so represented) in the negotiation and preparation of this Agreement. The parties agree that this Agreement is to be construed as jointly drafted. Accordingly, this Agreement will be construed according to the fair meaning of its language, and the rule of construction that ambiguities are to be resolved against the drafting party will not be employed in the interpretation of this Agreement.

      (m) Notwithstanding the expiration, non-renewal or termination of this Agreement, the provisions of Sections (8), (9),10),(13) and (15) of the Agreement shall continue in full force and effect and remain fully binding upon the parties to the extent provided for therein.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization of its Board of Directors, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.


Federal Security Protection Services, Inc.



By: 	/s/ Gary S. O'Neal
  Gary S. O'Neal, President and Chief Executive Officer


Federal Security Protection Services, Inc.



By:	/s/ Daniel W. Thornton
   Daniel W. Thornton, Secretary



	/s/ Edward E. Reynolds

Edward E. Reynolds, Executive



	TERMINATION BENEFITS AGREEMENT (GOLDEN PARACHUTE)

This Termination Benefits Agreement, dated as of September 1, 2002, evidences an agreement by and between Federal Security Protection Services, Inc. a Delaware corporation having its principal executive offices at 400 Poydras Street, Suite 1510, New Orleans, Louisiana 70130 (the "Company"), and
Edward E. Reynolds  (the "Executive").

	RECITALS

The following facts are true:

      A. The Executive has many years experience valuable to serving the Company as a key executive officer and is expected to help guide the Company through many problems.

      B. The Executive is expected to continue to make a major contribution to the profitability, growth, and financial strength of the Company.

      C. The Company considers the continued services of the Executive to be in the best interest of the Company and its shareholders and desires to assure the continued services of the Executive on behalf of the Company as an objective and impartial basis and without distraction or conflict of interest in the event of an attempt to obtain control of the Company.

      D. The Executive is willing to remain in the employ of the Company upon the understanding that the Company will provide income security upon the terms and subject to the conditions contained herein if the Executive's employment is terminated voluntarily for good reason or involuntarily by the Company without good reason.

	AGREEMENT

      In consideration of the premises and the mutual covenants and agreements hereinafter set forth, the Company and the Executive agree as follows:


      1. Undertaking. The Company agrees to pay to the Executive the Termination Benefits specified in paragraph 2 hereof if (a) control of the Company is acquired (as defined in paragraph 3(a) hereof) and
(b) after the acquisition of control occurs (i) the Company terminates the employment of the Executive for any reason other than cause (as defined in paragraph 3(b) hereof), death, the Executive's attainment of age sixty five (65) or total and permanent disability, or (ii) the Executive voluntarily terminates employment for good reason (as defined in paragraph 3(c) hereof).

      2. Termination Benefits. If the Executive is entitled to termination benefits pursuant to paragraph 1 hereof, the Company agrees to pay to the Executive as termination compensation in a lumpsum payment within five (5) calendar days of the termination of the Executive's employment the full sum of Two Million Five Hundred Thousand Dollars ($2,500,000.00).

      3. Definitions. (a) As used in this Agreement, the "acquisition of control" means (i) attaining ownership of twenty five percent (25%) or more of the shares of voting stock of the Company by any person or group (other than a person or group including the Executive or with whom or which the Executive is affiliated), or (ii) the occurrence of a "change of control" required to be described under the proxy disclosure rules of the Securities and Exchange Commission.

      (b) As used in this Agreement, the term "cause" means an act or acts of dishonesty by the Executive constituting a felony under applicable law and resulting or intending to result directly or indirectly in gain to or personal enrichment of the Executive at the Company's expense. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the Board called and held for the purpose (after reasonable notice and opportunity for the Executive, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Executive was guilty of conduct set forth above in the first sentence of the subsection and specifying the particulars thereof in detail.


      (c) As used in this Agreement, the term "good reason" means, without the Executive's written consent, (i) a change in status, position or responsibilities which, in the Executive's reasonable judgment, does not represent a promotion from existing status, position or responsibilities as in effect immediately prior to the change in control; the assignment of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with such status, position or responsibilities; or any removal from or failure to reappoint or reelect the Executive to any of such positions, except in connection with the termination for total and permanent disability, death or cause or by him other than for good reason; (ii) a reduction by the Company in the Executive's base salary as in effect on the date hereof or as the same may be increased from time to time during the term of this Agreement or the Company's failure to increase (within twelve (12) months of the Executive's last increase in base salary) the Executive's base salary after a change in control in an amount which at least equals, on a percentage basis, the average percentage increase in base salary for all executive and senior officers of the Company effected in the preceding twelve
(12) months; (iii) the relocation of the Company's principal executive offices to a location outside the New Orleans metropolitan area or the relocation of the Executive by the Company to any place other than the location at which the Executive performed duties prior to a change in control, except for required travel on the Company's business to an extent substantially consistent with business travel obligations at the time of a change in control; (iv) the failure of the Company to continue in effect any incentive, bonus or other compensation plan in which the Executive participates, including but not limited to the Company's stock option and restricted stock plans, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan), evidenced by the Executive's written consent, has been made with respect to such plan in connection with the change in control, or the failure by the Company to continue the Executive's participation therein, or any action by the Company which would directly or indirectly materially reduce participation therein; (v) the failure by the Company to continue to provide the Executive with benefits substantially similar to those enjoyed or entitled under any of the Company's pension, profit sharing, life insurance, medical, dental, health and accident, or disability plans at the time of a change in control, the taking of any action by the Company which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed or entitled to at the time of the change in control, or the failure by the Company to provide the number of paid vacation and sick leave days to which the Executive is entitled on the basis of years of service with the Company in accordance with the Company's normal vacation policy in effect on the date hereof; (vi) the failure of the Company to obtain a satisfactory agreement from any successor or assign of the Company to assume and agree to perform this Agreement; (vii) any purported termination of the Executive's employment which is not effected pursuant to paragraph 4(c) hereof (and, if applicable, paragraph 3(b) hereof);

and for purposes of this Agreement, no such purported termination shall be effective; or (viii) any request by the Company that the Executive participate in an unlawful act or take any action constituting a breach of the Executive's professional standard of conduct. Notwithstanding anything in this paragraph 3(c) to the contrary, the Executive's right to terminate the employment pursuant to this paragraph 3(c) shall not be affected by incapacity due to physical or mental illness.


      4. Additional Provisions.(a) Enforcement of Agreement. The Company is aware that upon the occurrence of a change in control the Board of Directors or a shareholder of the Company may then cause or attempt to cause the Company to refuse to comply with its obligations under this Agreement, or may cause or attempt to cause the Company to institute, or may institute litigation seeking to have this Agreement declared unenforceable, or may take or attempt to take other action to deny the Executive the benefits intended under this Agreement. In these circumstances, the purpose of this Agreement could be frustrated. It is the intent of the Company that the Executive not be required to incur the expenses associated with the enforcement of any rights under this Agreement by litigation or other legal action, nor be bound to negotiate any settlement of any rights hereunder, because the cost and expense of such legal action or settlement would substantially detract from the benefits intended to be extended to the Executive hereunder. Accordingly, if following a change in control it should appear to the Executive that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes any action to declare this Agreement void or enforceable, or institutes any litigation or other legal action designed to deny, diminish or to recovery from the Executive the benefits entitled to be provided to the Executive hereunder, and that Executive has complied with all obligations under this Agreement, the Company irrevocably authorizes the Executive from time to time to retain counsel of the Executive's choice, at the expense of the Company as provided in this paragraph 4(a), to represent the Executive in connection with the initiation or defense of any litigation or other legal action, whether such action is by or against the Company or any Director, officer, shareholder, or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney client relationship between the Company and such counsel, the Company irrevocably consents to the Executive entering into an attorney client relationship with such counsel, and in that connection the Company and the Executive agree that a confidential relationship shall exist between the Executive and such counsel. The reasonable fees and expenses of counsel selected from time to time by the Executive as hereinabove provided shall be paid or reimbursed to the Executive by the Company on a regular, periodic basis upon presentation by the Executive of a statement or statements prepared by such counsel in accordance with its customary practices, up to a maximum aggregate amount of $500,000. Any legal expenses incurred by the Company by reason of any dispute between the parties as to enforceability of or the terms contained in this Agreement, notwithstanding the outcome of any such dispute, shall be the sole responsibility of the Company, and the Company shall not take any action to seek reimbursement from the Executive for such expenses.


      (b) Severance Pay; No Duty to Mitigate. The amounts payable to the Executive under this Agreement shall not be treated as damages but as severance compensation to which the Executive is entitled by reason of termination of employment in the circumstances contemplated by this Agreement. The Company shall not be entitled to set off against the amounts payable to the Executive of any amounts earned by the Executive in other employment after termination of employment with the Company, or any amounts which might have been earned by the Executive in other employment had other such employment been sought.

      (c) Notice of Termination. Any purported termination by the Company or by the Executive shall be communicated by written Notice of Termination to the other party hereto in accordance with paragraph 4(k) hereof. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of his employment under the provision so indicated. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

      (d) Assignment. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective executors, administrators, heirs, personal representatives, successors, and assigns, but neither this Agreement nor any right hereunder may be assigned or transferred by either party hereto, any beneficiary, or any other person, nor be subject to alienation, anticipation, sale, pledge, encumbrance, execution, levy, or other legal process of any kind against the Executive, his beneficiary or any other person. Notwithstanding the foregoing, the Company will assign this Agreement to any corporation or other business entity succeeding to substantially all of the business and assets of the Company by merger, consolidation, sale of assets, or otherwise and shall obtain the assumption of this Agreement by such successor.

      (e) Entire Agreement. This Agreement contains the entire Agreement between the parties with respect to the subject matter hereof. All representations, promises, and prior or contemporaneous understandings among the parties with respect to the subject matter hereof are merged into and expressed in this Agreement, and any and all prior agreements between the parties with respect to the subject matter hereof are hereby canceled.

      (f) Amendment. This Agreement shall not be amended, modified, or supplemented without the written agreement of the parties at the time of such amendment, modification, or supplement.


      (g) Governing Law. This Agreement shall be governed by and subject to the laws of Louisiana.

      (h) Severability. The invalidity or unenforceability of any particular provision of this particular Agreement shall not affect the other provisions, and this Agreement shall be construed in all respects as if such invalid or unenforceable provision has not been contained herein.

      (i) Captions. The captions in this Agreement are for convenience and identification purposes only, are not an integral part of this Agreement, and are not to be considered in the interpretation of any part hereof.

      (j) Notices. Except as specifically set forth in this Agreement, all notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered in person or sent by registered or certified mail, postage prepaid, addressed as set forth above, or to such other address as shall be furnished in writing by any party to the others.

      (k) Waivers. Except as otherwise specifically provided in this Agreement, no waiver by either party hereto of any breach by the other party hereto of any condition or provision or condition of this Agreement to be performed by such other party shall be deemed to be a valid waiver unless such waiver is in writing or, even if in writing, shall be deemed to be a waiver of a subsequent breach of such condition or provision or a waiver of a similar or dissimilar provision or condition at the same or at any prior or subsequent time.

      IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Federal Security Protection Services, Inc.



By: 	/s/ Gary S. O'Neal
  Gary S. O'Neal, President and Chief Executive Officer

Federal Security Protection Services, Inc.



By:	/s/ Daniel W. Thornton
   Daniel W. Thornton, Secretary



	/s/ Edward E. Reynolds
Edward E. Reynolds, Executive


EXHIBIT E

THE OPTION REPRESENTED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER
THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS, NOR HAS
THE STOCK UNDERLYING THIS OPTION. SAID OPTION WAS ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH OPTION UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATE SECURITIES LAWS, UNLESS IN THE OPINION OF COUNSEL (WHICH SHALL BE REASONABLY SATISFACTORY TO THE COMPANY) THE TRANSFER WILL VIOLATE THE REGISTRATION REQUIREMENTS OF FEDERAL OR APPLICABLE STATE SECURITIES LAWS.



FEDERAL SECURITY PROTECTION SERVICES, INC.
	OPTION TO PURCHASE COMMON STOCK

	Option to Purchase
	1,000,000 Shares

	of Common Stock, par value $.001 per share

This is to certify that Mr. Gary S. O'Neal is entitled subject to the terms and conditions hereinafter set forth, to purchase 1,000,000 shares of the $.001 Common Stock of Federal Security Protection Services, Inc., a corporation organized and existing under and by virtue of the laws of the State of Delaware (the "Company") from the Company at a price per share and on the terms set forth herein and to receive a certificate or certificates representing said shares of Common stock so purchased on presentation and surrender of Notice of Exercise attached hereto, together with the payment of the purchase price of each share purchased either in cash or by way of a certified check, or other check made payable to the order of the Company.

The purchase rights represented by this Option are exercisable at a price per share of Common Stock of seven cents ($0.07) per share. This Option shall be valid and binding upon the Company for a period of sixty
(60) months commencing the date of the issuance of this Option.


Subject to the terms and conditions herein contained this purchase rights represented by this Option are exercisable at the option of the registered owner hereof, in whole or in part, at any time, or in part from time to time, within the life of this Option, provided, however, that these option rights shall not be exercisable with respect to a fraction of a share of Common Stock. If the registered owner hereof shall exercise this Option as to less than all of the shares of Common Stock covered hereby, at any time, or from time, during the life of this Option, this Option shall be surrendered to the Company along with the Notice of Exercise and payment, as above stated, and 1.1 shall be canceled. The Company shall execute and deliver a new Option of like tenor for the balance of the shares purchasable hereunder. The Option issued for said balance, in place of this Option, shall expire on the same date as this Option and the issuance of a new Option for the balance of said shares of Common Stock shall in no way extend the life of this Option.

Certain Definitions: For all purposes of this Option, unless the context otherwise requires, the following terms shall have the following respective meanings:

* "Additional Shares" shall mean all shares, of whatever class, issued by the Company after the date of this Option.

* "Share Equivalent" shall mean any Convertible Security or any warrant, option or other right to subscribe for or purchase any Additional Shares or any Convertible Security.

* "Convertible Security" shall mean any security of the Company convertible into or by its terms exchangeable for Additional Shares.

	ARTICLE 1. Exercise of Option

1.1 Manner of Exercise:	Prior to the Expiration Date, this Option may be
exercised, in whole or in part, at any time or from time to time. To exercise, the Holder shall deliver to the Company, (a) a written notice, in substantially the form of the Exercise of Notice, attached as Exhibit A, of such Holder's election to exercise this Option which shall be duly executed by the Holder, his duly authorized agent or attorney, (b) a certified or bank cashier's check payable to the order of the Company in an amount equal to the aggregate Exercise Price for the number of Option Shares being purchased and (c) this Option. The Company shall, as promptly as practicable, execute and deliver or cause to be executed and delivered in accordance with such notice, a certificate or certificates evidencing the aggregate number of Option Shares specified in such Notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or other person so designated shall be deemed for all purposes to have become a holder of record of such shares, as of the date the Notice is received by the

Company. If this Option is exercised only in part, the Company shall, at the time of delivery of the certificate or certificates evidencing the Shares specified in such Notice, deliver to the Holder a new Option evidencing the right to purchase the remaining Option Shares called for by this Option, which new Option shall in all other respects be identical to this Option. The Company shall pay all expenses, taxes and other charges payable in connection with the issuance and delivery of stock certificates and new Options.

1.2 Fractional Shares: No fractional Shares will be issued in connection with any purchase in the exercise of this Option. In lieu of such fractional shares the Company shall make a cash refund equal to the product of the applicable fraction multiplied by the Exercise Price paid by the Holder for one Option Share upon such exercise.



	ARTICLE 2.   Transfer

Subject to Compliance with the Securities Act of 1933, as amended (the "Securities Act") this Option is transferable, in whole or in part, at the offices of the Company by the Holder in person or by duly authorized attorney, upon presentation of this Option certificate and an Assignment, substantially in the form of Exhibit B hereto, properly completed and executed.


	ARTICLE 3. Adjustment of Exercise Price and Number of Option Shares The number and kind of securities purchasable upon the exercise of this Option and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events as follows:

3.1 Reclassification, Consolidation or Merger:

If (a) the outstanding securities of the class issuable upon exercised of this Option are changed or reclassified (other than as a result of a division,

combination, increase or decrease in the number of such securities outstanding) or, (b) if the Company is consolidated or merged with or into another corporation (other than a merger with another corporation in which the Company is the surviving corporation and which does not result in any reclassification or change other than a division or combination of outstanding securities issuable upon the exercise of this Option or an increase or decrease in the number such securities outstanding) or (c) if all or substantially all of the assets of the Company are sold or transferred, the Company or such successor or purchasing corporation, as the case may be, shall, without requiring any additional consideration therefore, issue a new Option in exchange for this Option, providing that the Holder of this Option shall have the right to exercise such new Option upon terms not less favorable to the Holder than those then applicable to this Option and to receive upon exercise, in lieu of each Share issuable upon exercise of this Option, the kind and amount of shares of stock, other securities, money or property receivable upon such reclassification, change, consolidation, merger, sale or transfer by the Holder of one share of Common Stock issuable upon exercise of this Option had this Option been exercised immediately prior to such reclassification, change, consolidation, merger, sale or transfer. Such new Option shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this
Article 3. The Holder shall be entitled to the benefits of the new option immediately upon any such reclassification, change, consolidation, merger, sale or transfer, whether or not a certificate evidencing such new Option has been issued. The provisions of this Section 3.1 shall similarly apply to successive reclassifications, changes, consolidations, changes, consolidations, mergers, sales and exchanges.

3.2 Subdivision or Combination: If, while this Option remains outstanding and unexpired, the Company subdivides or combines it outstanding securities of the class issuable upon exercise of this Option, the Exercise Price shall, in case of subdivision, be proportionately reduced as of the effective date of such subdivision, or shall be, in the case of combination, proportionately increased as of the effective date of such combination.

3.3.  Stock Dividends:   If the Company at any time while this Option
is outstanding and unexpired pays a dividend or makes any other distribution on its shares payable in shares, then the Exercise Price shall be adjusted, as of the date of such payment or other distribution to that price determined by multiplying the Exercise Price in effect immediately prior to such payment or other distribution by a fraction (a) the numerator of such shall be the total number of Shares outstanding immediately prior to such dividend or distribution and (b) the denominator of which shall be the total number of shares outstanding immediately after such dividend or distribution.

3.4 Liquidating Dividends, Etc. If the Company at any time while this Option is outstanding and unexpired distributes its assets to the holders of its shares as a dividend in liquidation or partial liquidation or as a return of capital other than as a dividend payable out of funds legally available for dividends under the laws of the State of Delaware, the Holder of this Option shall, upon exercise, be entitled to receive, in addition to the number of Shares receivable, and without payment of any additional consideration, a sum equal to the amount of such assets as would have been payable to such Holder as owner of that number of Shares had such Holder been the holder of record of such Common Stock on the record date for such distribution and an appropriate provision therefore shall be made a part of any such distribution.

3.5 Issuance of Additional Shares of Common Stock: If, while this Option is outstanding and unexpired, the Company issues any Additional Shares (other than as provided in Section 3.1 through 3.4) at a price per share less than the Exercise Price, or without consideration, then the Exercise Price upon each such issuance shall be adjusted to that price determined by multiplying the Exercise Price by a fraction:

(a) the numerator of which shall be the number of Shares outstanding immediately prior to issuance of such Additional Shares plus the number of Shares which the aggregate consideration received by the Company for the total number of Additional Shares so issued would purchase at the Exercise Price, and

(b) the denominator of which shall be the number of shares outstanding immediately after issuance of such Additional Shares.

This Section shall not apply under any circumstances for which adjustment is provided in Sections 3.1, 3.2, 3.3, or 3.4. No adjustment of the Exercise Price shall be made under this Section 3.5 upon issuance of any additional shares which are issued pursuant to any Common Stock Equivalent if upon the issuance of any such Common Stock Equivalent (i) any such adjustment shall previously have been made pursuant to Section or (ii) no adjustment was required by Section 3.6.


3.6. Issuance of Common Stock Equivalents: If, at any time while this Option is outstanding and and unexpired, the Company issues any Common Stock Equivalent and the price per share for which Additional Shares may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the Exercise Price, or, if after any such issuance, the price per share for which Additional Shares may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the Exercise Price, or, if after any such issuance, the price per share for which Additional Shares may be issuable thereafter is amended, and such price as so amended shall be less than the Exercise Price at the time of such amendment, then the Exercise Price upon each such issuance or amendment shall be adjusted as provided in Section
3.5 on the basis that (a) the maximum number of Additional Shares issuable pursuant to all such Common Stock Equivalents shall be deemed to have been issued as of the earlier of (i) the date on which the Company shall enter into a firm contract for the issuance of such Common Stock Equivalents or
(ii) the date of actual issuance of such Common Stock Equivalent, and (b) the aggregate consideration for such maximum of Additional Shares shall be deemed to be the minimum consideration received and receivable by the Company for the issuance of such Additional Shares pursuant to such Common Stock Equivalent. No adjustment of the Exercise Price shall be made under this
Section 3.6 upon the issuance of any convertible security which is issued pursuant to the exercise of any Options or other subscription or purchase rights thereunder, if any adjustment shall previously have been made in the Exercise Price then in effect upon the issuance of such Options or other rights pursuant to this Section 3.6.

3.7 Other Provisions Applicable to Adjustments Under this Article 3. The following provisions shall be applicable to adjustments in the Exercise Price provided in this Article 3:

(a) Computation of Consideration. The consideration received by the Company shall be deemed to be the following: To the extent that any Additional Shares or any Common Stock Equivalents shall be issued for a cash consideration, the consideration received by the Company, if such Additional Shares or Common Stock Equivalents are offered by are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price, in any case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts, commissions or expenses paid or incurred by the Company for and in the underwriting of, or otherwise in connection with, the issue of the shares; to the extent that such issuance shall be for a consideration other than cash, then except as herein otherwise expressly provided, the fair market value of such consideration at the time of such issuance as determined in good faith by the Board of Directors of the Company. The consideration for any Additional Shares of Common Stock issuable pursuant to any Common Stock Equivalents shall be the consideration received by the Company for issuing such Common Stock Equivalents, plus the additional consideration payable to the Company upon the exercise, conversion or exchange of such Common Stock Equivalents. In case of the issuance of any Additional Shares or Common Stock Equivalents in payment or satisfaction of any dividend upon any class of stock other than the Shares, the Company shall be deemed to have received for such Additional Shares or Common Stock Equivalents a consideration equal to the amount of such dividend so paid or satisfied.

(b) Readjustment of Exercise Price. Upon the expiration of the right to convert, exchange or exercise any Common Stock Equivalent the issuance of which effected an adjustment in the Exercise Price, if any such Common Stock Equivalent shall not have been converted, exercised or exchanged, the number of shares of Common Stock deemed to be issued and outstanding by reason of the fact that they were issuable upon conversion, exchange or exercise of any such Common Stock Equivalent, shall no longer be computed as set forth above and the Exercise Price shall forthwith be readjusted and thereafter be the price which it would have been (but reflecting any other adjustments in the Exercise Price made pursuant to the provisions of this Article 3 after the issuance of such Common Stock Equivalent) had the adjustment of the Exercise Price been made in accordance with the issuance or sale of the number of Additional Shares actually issued upon conversion, exchange or issuance of such Common Stock Equivalent and thereupon only the number of Additional Shares actually so issued shall be deemed to have been issued and only the consideration actually received by the Company (computed as in clause (a) of this section 3.7) shall be deemed to have been received by the Company.

(c) Treasury Shares: The number of shares at any time outstanding shall not include any shares directly or indirectly owned or held by for the account of the Company or any of its subsidiaries.

3.8 Other Action Affecting Common Stock. If the Company shall take any action affecting its shares, other than an action described Sections 3.1 through 3.7, inclusive, which, in the opinion of the Board of Directors would have a materially adverse affect upon the rights or the holder of this Option, the Exercise Price shall be adjusted in such manner and at such time as the Board of Directors may in good faith determine to equitable in the circumstances.

3.9 Adjustment of Number of Shares. Upon each adjustment in the Exercise Price pursuant to any provision of this Article 3, the number of shares purchasable shall be adjusted, to the nearest whole share, to the product obtained by multiplying such number of shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction, the numerator of which shall the Exercise Price immediately prior to such adjustment and the denominator of which shall be the Exercise Price immediately thereafter.

3.10. Notice of Adjustments. Whenever the Exercise Price shall be adjusted, the Company shall make a certificate signed by its President or Vice President and by its Treasurer, Assistant Treasurer, Secretary or Assistant Secretary, (if not referred to be said titles said certificate shall be signed by the Company's Chief Executive Officer and its Chief Financial Officer or the deputy to each such person) setting forth in detail, the event requiring adjustment, the amount of adjustment, the method of calculating such adjustment (including describing the basis on which the Board of Directors made its determination) and the Exercise Price after giving effect to such adjustment and, promptly after each such adjustment, shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to the Holder. A determination of any adjustment to the Exercise Price or the number or kind of shares or other securities issuable upon exercise of this Option, made by independent certified public accountants selected by the Company, shall be final and binding upon all parties.


	ARTICLE 4.  Further Covenants of the Company

4.1 Option Share. The Company covenants and agrees that all shares which may be issued upon exercise of this Option, will, upon issuance, be duly and validly issued, fully paid, non-assessable and free from all taxes, liens and charges. The Company further covenants and agrees that during the period within which the rights represented by this Option may be exercised, the Company shall at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Option, a sufficient number of shares of its capital stock to provide for the exercise of the rights represented by this Option and of Common Shares into which the Common Shares are convertible.

4.2 Exchange of Options. Upon surrender for exchange or transfer of any Option Certificate, properly endorsed to the Company, the Company at the Holder's expense will promptly issue and deliver to or upon the order of the Holder a new Option Certificate or certificates of like tenor, in the name of such Holder or as such holder as Holder may direct. Until transfer of this Option Certificate on the books of the Company, the Company may treat the registered Holder hereof as the owner for all purposes.

	ARTICLE 5.  Negation of Voting and Dividend Rights

This Option shall not entitle Holder to any voting rights or other rights as a holder of stock of the Company, or to any other rights whatsoever, except the rights herein expressed. No dividends of any kind or character, shall be payable or accrue in respect to this Option or the interest represented hereby or the Common Stock purchasable hereunder or the Common Stock into which said Common Stock shall be convertible, unless and until this Option is exercised and if exercised, then only to the extent that it is exercised.

	ARTICLE 5.  Governing Law.

This Option shall be governed and construed in accordance with the laws of the State of Delaware without giving effect to the principles of conflicts of law.

IN WITNESS WHEREOF, the Company has caused this Option Certificate to be executed on this 1stth day of September 2002, by its proper corporate officers thereunto duly authorized.

FEDERAL SECURITY PROTECTION SERVICES, INC.

By	/s/ Michael Landers			 by  /s/ Daniel Thornton
 Vice President, Finance				Secretary





	EXHIBIT A

	EXERCISE NOTICE

	(To be signed only upon exercise of the Option)

To: Federal Security Protection Services, Inc.

The undersigned, the Holder of the enclosed Option Certificate, hereby irrevocably elects to exercise the purchase right represented by such Option Certificate to purchase hereunder _____________________________________shares of the Common Stock of Federal Security Protection Services, Inc. and herewith makes payment to Federal Security Protection Services, Inc. of
$_________________, therefore and requests that the certificate or certificates for such shares be issued in the name of, and delivered to the undersigned.


Date:_______________			___________________________________

                                          ___________________________________
                                                Print Name

                                          (Signature must conform in all
                                           respects to name of Holder as
                                           specified on the face of the
                                           Option Certificate.)

                                          Address:

                                          ___________________________________

                                          ___________________________________

                                          Taxpayer Identification Number:

                                          ___________________________________




*/Insert the number of shares called for on the face of the Option Certificate or, in the case of a partial exercise, the portion thereof as to which the Option is being exercised, in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Option, may be deliverable upon exercise.


	EXHIBIT B

	FORM OF ASSIGNMENT

	(To be signed only upon transfer of Option*)

For value received, the undersigned hereby sells, assigns and transfers to ___________________ the right represented by the attached Option Certificate to purchase _______________________ Option Shares of Federal Security Protection Services, Inc., as defined in the Option Certificate, with full power of substitution.


Dated:_______________________

                                    _________________________________________

                                    _________________________________________
                                                (Print Name)

                                    (Signature must conform in all respects
                                     to name of Holder as specified on the
                                     face of the Option Certificate)

                                    Address:

                                    _________________________________________

                                    _________________________________________

                                    Taxpayer Identification Number

                                    _________________________________________


*/ The Option Certificate and the rights embodied therein may not be transferable and can only be transferred in a manner which will not constitute a violation of the Securities Act of 1933 (the "Act") and which will not cause the original issuance of the Option Certificate to be a violation of the Act. The Company may require an opinion of counsel acceptable to the Company that any such transfer would not bring about the results stated and, in the event the Company determines that it can honor the request for transfer, the Company may impose such requirements and restrictions upon the recipient as the Company deems reasonable. This may include, but may not be limited to, the requirement that the proposed recipient execute an investment letter in a form acceptable to the Company, as a condition precedent to the transfer.

EXHIBIT F

THE OPTION REPRESENTED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER
THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS, NOR HAS THE STOCK UNDERLYING THIS OPTION. SAID OPTION WAS ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH OPTION UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATE SECURITIES LAWS, UNLESS IN THE OPINION OF COUNSEL (WHICH SHALL BE REASONABLY SATISFACTORY TO THE COMPANY) THE TRANSFER WILL VIOLATE THE REGISTRATION REQUIREMENTS OF FEDERAL OR APPLICABLE STATE SECURITIES LAWS.

	FEDERAL SECURITY PROTECTION SERVICES, INC.
	OPTION TO PURCHASE COMMON STOCK

	Option to Purchase
	1,000,000 Shares

	of Common Stock, par value $.001 per share

This is to certify that Mr. Michael T. Landers is entitled subject to the terms and conditions hereinafter set forth, to purchase 1,000,000 shares of the $.001 Common Stock of Federal Security Protection Services, Inc., a corporation organized and existing under and by virtue of the laws of the State of Delaware (the "Company") from the Company at a price per share and on the terms set forth herein and to receive a certificate or certificates representing said shares of Common stock so purchased on presentation and surrender of Notice of Exercise attached hereto, together with the payment of the purchase price of each share purchased either in cash or by way of a certified check, or other check made payable to the order of the Company.

The purchase rights represented by this Option are exercisable at a price per share of Common Stock of seven cents ($0.07) per share. This Option shall be valid and binding upon the Company for a period of sixty (60) months commencing the date of the issuance of this Option.


Subject to the terms and conditions herein contained this purchase rights represented by this Option are exercisable at the option of the registered owner hereof, in whole or in part, at any time, or in part from time to time, within the life of this Option, provided, however, that these option rights shall not be exercisable with respect to a fraction of a share of Common Stock. If the registered owner hereof shall exercise this Option as to less than all of the shares of Common Stock covered hereby, at any time, or from time, during the life of this Option, this Option shall be surrendered to the Company along with the Notice of Exercise and payment, as above stated, and 1.1 shall be canceled. The Company shall execute and deliver a new
Option of like tenor for the balance of the shares purchasable hereunder.
The Option issued for said balance, in place of this Option, shall expire on the same date as this Option and the issuance of a new Option for the balance of said shares of Common Stock shall in no way extend the life of this Option.

Certain Definitions: For all purposes of this Option, unless the context otherwise requires, the following terms shall have the following respective meanings:

* "Additional Shares" shall mean all shares, of whatever class, issued by the Company after the date of this Option.

* "Share Equivalent" shall mean any Convertible Security or any warrant, option or other right to subscribe for or purchase any Additional Shares or any Convertible Security.

* "Convertible Security" shall mean any security of the Company convertible into or by its terms exchangeable for Additional Shares.

	ARTICLE 1. Exercise of Option

1.1 Manner of Exercise:	Prior to the Expiration Date, this Option may be
exercised, in whole or in part, at any time or from time to time. To exercise, the Holder shall deliver to the Company, (a) a written notice, in substantially the form of the Exercise of Notice, attached as Exhibit A, of such Holder's election to exercise this Option which shall be duly executed by the Holder, his duly authorized agent or attorney, (b) a certified or bank cashier's check payable to the order of the Company in an amount equal to the aggregate Exercise Price for the number of Option Shares being purchased and
(c) this Option. The Company shall, as promptly as practicable, execute and deliver or cause to be executed and delivered in accordance with such notice, a certificate or certificates evidencing the aggregate number of Option Shares specified in such Notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or other person so designated shall be deemed for all purposes to have become a holder of record of such shares, as of the date the Notice is received by the Company. If this Option is exercised only in part, the Company shall, at the time of delivery of the certificate or certificates evidencing the Shares specified in such Notice, deliver to the Holder a new Option evidencing the right to purchase the remaining Option Shares called for by this Option, which new Option shall in all other respects be identical to this Option. The Company shall pay all expenses, taxes and other charges payable in connection with the issuance and delivery of stock certificates and new Options.

1.2 Fractional Shares: No fractional Shares will be issued in connection with any purchase in the exercise of this Option. In lieu of such fractional shares the Company shall make a cash refund equal to the product of the applicable fraction multiplied by the Exercise Price paid by the Holder for one Option Share upon such exercise.



	ARTICLE 2.   Transfer

Subject to Compliance with the Securities Act of 1933, as amended (the "Securities Act") this Option is transferable, in whole or in part, at the offices of the Company by the Holder in person or by duly authorized attorney, upon presentation of this Option certificate and an Assignment, substantially in the form of Exhibit B hereto, properly completed and executed.


	ARTICLE 3.  Adjustment of Exercise Price and Number of Option Shares

The number and kind of securities purchasable upon the exercise of this Option and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events as follows:

3.1 Reclassification, Consolidation or Merger:

If (a) the outstanding securities of the class issuable upon exercised of this Option are changed or reclassified (other than as a result of a division, combination, increase or decrease in the number of such securities outstanding) or, (b) if the Company is consolidated or merged with or into another corporation (other than a merger with another corporation in which the Company is the surviving corporation and which does not result in any reclassification or change other than a division or combination of outstanding securities issuable upon the exercise of this Option or an increase or decrease in the number such securities outstanding) or
(c) if all or substantially all of the assets of the Company are sold or transferred, the Company or such successor or purchasing corporation, as the case may be, shall, without requiring any additional consideration therefore, issue a new Option in exchange for this Option, providing that the Holder of this Option shall have the right to exercise such new Option upon terms not less favorable to the Holder than those then applicable to this Option and to receive upon exercise, in lieu of each Share issuable upon exercise of this Option, the kind and amount of shares of stock, other securities, money or property receivable upon such reclassification, change, consolidation, merger, sale or transfer by the Holder of one share of Common Stock issuable upon exercise of this Option had this Option been exercised immediately prior to such reclassification, change, consolidation, merger, sale or transfer. Such new Option shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article 3. The Holder shall be entitled to the benefits of the new option immediately upon any such reclassification, change, consolidation, merger, sale or transfer, whether or not a certificate evidencing such new Option has been issued. The provisions of this Section 3.1 shall similarly apply to successive reclassifications, changes, consolidations, changes, consolidations, mergers, sales and exchanges.

3.2 Subdivision or Combination: If, while this Option remains outstanding and unexpired, the Company subdivides or combines it outstanding securities of the class issuable upon exercise of this Option, the Exercise Price shall, in case of subdivision, be proportionately reduced as of the effective date of such subdivision, or shall be, in the case of combination, proportionately increased as of the effective date of such combination.

3.3.  Stock Dividends:   If the Company at any time while this Option is
outstanding and unexpired pays a dividend or makes any other distribution on its shares payable in shares, then the Exercise Price shall be adjusted, as of the date of such payment or other distribution to that price determined by multiplying the Exercise Price in effect immediately prior to such payment or other distribution by a fraction (a) the numerator of such shall be the total number of Shares outstanding immediately prior to such dividend or distribution and (b) the denominator of which shall be the total number of shares outstanding immediately after such dividend or distribution.

3.4 Liquidating Dividends, Etc. If the Company at any time while this Option is outstanding and unexpired distributes its assets to the holders of its shares as a dividend in liquidation or partial liquidation or as a return of capital other than as a dividend payable out of funds legally available for dividends under the laws of the State of Delaware, the Holder of this Option shall, upon exercise, be entitled to receive, in addition to the number of Shares receivable, and without payment of any additional consideration, a sum equal to the amount of such assets as would have been payable to such Holder as owner of that number of Shares had such Holder been the holder of record of such Common Stock on the record date for such distribution and an appropriate provision therefore shall be made a part of any such distribution.

3.5 Issuance of Additional Shares of Common Stock: If, while this Option is outstanding and unexpired, the Company issues any Additional Shares (other than as provided in Section 3.1 through 3.4) at a price per share less than the Exercise Price, or without consideration, then the Exercise Price upon each such issuance shall be adjusted to that price determined by multiplying the Exercise Price by a fraction:

(a) the numerator of which shall be the number of Shares outstanding immediately prior to issuance of such Additional Shares plus the number of Shares which the aggregate consideration received by the Company for the total number of Additional Shares so issued would purchase at the Exercise Price, and

(b) the denominator of which shall be the number of shares outstanding immediately after issuance of such Additional Shares.

This Section shall not apply under any circumstances for which adjustment is provided in Sections 3.1, 3.2, 3.3, or 3.4. No adjustment of the Exercise Price shall be made under this Section 3.5 upon issuance of any additional shares which are issued pursuant to any Common Stock Equivalent if upon the issuance of any such Common Stock Equivalent (i) any such adjustment shall previously have been made pursuant to Section or (ii) no adjustment was required by Section 3.6.


3.6. Issuance of Common Stock Equivalents: If, at any time while this Option is outstanding and unexpired, the Company issues any Common Stock Equivalent and the price per share for which Additional Shares may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the Exercise Price, or, if after any such issuance, the price per share for which Additional Shares may be issuable thereafter pursuant to such Common
Stock Equivalent shall be less than the Exercise Price, or, if after any such issuance, the price per share for which Additional Shares may be issuable thereafter is amended, and such price as so amended shall be less than the Exercise Price at the time of such amendment, then the Exercise
Price upon each such issuance or amendment shall be adjusted as provided in Section 3.5 on the basis that (a) the maximum number of Additional Shares issuable pursuant to all such Common Stock Equivalents shall be deemed to have been issued as of the earlier of (i) the date on which the Company shall enter into a firm contract for the issuance of such Common Stock Equivalents or (ii) the date of actual issuance of such Common Stock Equivalent, and (b) the aggregate consideration for such maximum of Additional Shares shall be deemed to be the minimum consideration received and receivable by the Company for the issuance of such Additional Shares pursuant to such Common Stock Equivalent. No adjustment of the Exercise Price shall be made under this Section 3.6 upon the issuance of any convertible security which is issued pursuant to the exercise of any Options or other subscription or purchase rights thereunder, if any adjustment shall previously have been made in the Exercise Price then in effect upon the issuance of such Options or other rights pursuant to this Section 3.6.

3.7 Other Provisions Applicable to Adjustments Under this Article 3. The following provisions shall be applicable to adjustments in the Exercise Price provided in this Article 3:

(a) Computation of Consideration. The consideration received by the Company shall be deemed to be the following: To the extent that any Additional Shares or any Common Stock Equivalents shall be issued for a cash consideration, the consideration received by the Company, if such Additional Shares or Common Stock Equivalents are offered by are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price, in any case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts, commissions or expenses paid or incurred by the Company for and in the underwriting of, or otherwise in connection with, the issue of the shares; to the extent that such issuance shall be for a consideration other than cash, then except as herein otherwise expressly provided, the fair market value of such consideration at the time of such issuance as determined in good faith by the Board of Directors of the Company. The consideration for any Additional Shares of Common Stock issuable pursuant to any Common Stock Equivalents shall be the consideration received by the Company for issuing such Common Stock Equivalents, plus the additional consideration payable to the Company upon the exercise, conversion or exchange of such Common Stock Equivalents. In case of the issuance of any Additional Shares or Common
Stock Equivalents in payment or satisfaction of any dividend upon any class of stock other than the Shares, the Company shall be deemed to have received for such Additional Shares or Common Stock Equivalents a consideration equal to the amount of such dividend so paid or satisfied.


(b) Readjustment of Exercise Price. Upon the expiration of the right to convert, exchange or exercise any Common Stock Equivalent the issuance of which effected an adjustment in the Exercise Price, if any such Common
Stock Equivalent shall not have been converted, exercised or exchanged, the number of shares of Common Stock deemed to be issued and outstanding by reason of the fact that they were issuable upon conversion, exchange or exercise of any such Common Stock Equivalent, shall no longer be computed as set forth above and the Exercise Price shall forthwith be readjusted and thereafter be the price which it would have been (but reflecting any other adjustments in the Exercise Price made pursuant to the provisions of this
Article 3 after the issuance of such Common Stock Equivalent) had the adjustment of the Exercise Price been made in accordance with the issuance or sale of the number of Additional Shares actually issued upon conversion, exchange or issuance of such Common Stock Equivalent and thereupon only the number of Additional Shares actually so issued shall be deemed to have been issued and only the consideration actually received by the Company (computed as in clause (a) of this section 3.7) shall be deemed to have been received by the Company.

(c) Treasury Shares: The number of shares at any time outstanding shall not include any shares directly or indirectly owned or held by for the account of the Company or any of its subsidiaries.

3.8 Other Action Affecting Common Stock. If the Company shall take any action affecting its shares, other than an action described Sections 3.1 through 3.7, inclusive, which, in the opinion of the Board of Directors would have a materially adverse affect upon the rights or the holder of this Option, the Exercise Price shall be adjusted in such manner and at such time as the Board of Directors may in good faith determine to equitable in the circumstances.

3.9 Adjustment of Number of Shares. Upon each adjustment in the Exercise Price pursuant to any provision of this Article 3, the number of shares purchasable shall be adjusted, to the nearest whole share, to the product obtained by multiplying such number of shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction, the numerator of which shall the Exercise Price immediately prior to such adjustment and the denominator of which shall be the Exercise Price immediately thereafter.

3.10. Notice of Adjustments. Whenever the Exercise Price shall be adjusted, the Company shall make a certificate signed by its President or Vice President and by its Treasurer, Assistant Treasurer, Secretary or Assistant Secretary, (if not referred to be said titles said certificate shall be signed by the Company's Chief Executive Officer and its Chief Financial Officer or the deputy to each such person) setting forth in detail, the event requiring adjustment, the amount of adjustment, the method of calculating such adjustment (including describing the basis on which the Board of Directors made its determination) and the Exercise Price after giving effect to such adjustment and, promptly after each such adjustment, shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to the Holder. A determination of any adjustment to the Exercise Price or the number or kind of shares or other securities issuable upon exercise of this Option, made by independent certified public accountants selected by the Company, shall be final and binding upon all parties.


	ARTICLE 4.  Further Covenants of the Company

4.1 Option Share. The Company covenants and agrees that all shares which may be issued upon exercise of this Option, will, upon issuance, be duly and validly issued, fully paid, non-assessable and free from all taxes, liens and charges. The Company further covenants and agrees that during the period within which the rights represented by this Option may be exercised, the Company shall at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Option, a sufficient number of shares of its capital stock to provide for the exercise of the rights represented by this Option and of Common Shares into which the Common Shares are convertible.

4.2 Exchange of Options. Upon surrender for exchange or transfer of any Option Certificate, properly endorsed to the Company, the Company at the Holder's expense will promptly issue and deliver to or upon the order of the Holder a new Option Certificate or certificates of like tenor, in the name of such Holder or as such holder as Holder may direct. Until transfer of this Option Certificate on the books of the Company, the Company may treat the registered Holder hereof as the owner for all purposes.

	ARTICLE 5.  Negation of Voting and Dividend Rights

This Option shall not entitle Holder to any voting rights or other rights as a holder of stock of the Company, or to any other rights whatsoever, except the rights herein expressed. No dividends of any kind or character, shall be payable or accrue in respect to this Option or the interest represented hereby or the Common Stock purchasable hereunder or the Common Stock into which said Common Stock shall be convertible, unless and until this Option is exercised and if exercised, then only to the extent that it is exercised.

	ARTICLE 5.  Governing Law.

This Option shall be governed and construed in accordance with the laws of the State of Delaware without giving effect to the principles of conflicts of law.

IN WITNESS WHEREOF, the Company has caused this Option Certificate to be executed on this 1st day of September 2002, by its proper corporate officers thereunto duly authorized.

FEDERAL SECURITY PROTECTION SERVICES, INC.

By  /s/ Gary S. O'Neal			 by	/s/ Daniel Thornton
      President						Secretary





	EXHIBIT A

	EXERCISE NOTICE

	(To be signed only upon exercise of the Option)

To: Federal Security Protection Services, Inc.

The undersigned, the Holder of the enclosed Option Certificate, hereby irrevocably elects to exercise the purchase right represented by such Option Certificate to purchase hereunder _____________________________________shares of the Common Stock of
Federal Security Protection Services, Inc. and herewith makes payment to Federal Security Protection Services, Inc. of $_________________, therefore and requests that the certificate or certificates for such shares be issued in the name of, and delivered to the undersigned.


Date:_______________			___________________________________

                                          ___________________________________
                                                Print Name

                                          (Signature must conform in all
                                           respects to name of Holder as
                                           specified on the face of the
                                           Option Certificate.)

                                          Address:

                                          ___________________________________

                                          ___________________________________

                                          Taxpayer Identification Number:

                                          ___________________________________




*/Insert the number of shares called for on the face of the Option Certificate or, in the case of a partial exercise, the portion thereof as to which the Option is being exercised, in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Option, may be deliverable upon exercise.


	EXHIBIT B

	FORM OF ASSIGNMENT

	(To be signed only upon transfer of Option*)

For value received, the undersigned hereby sells, assigns and transfers to ___________________ the right represented by the attached Option Certificate to purchase _______________________ Option Shares of Federal Security Protection Services, Inc., as defined in the Option Certificate, with full power of substitution.

Dated:_______________________

                                    _________________________________________

                                    _________________________________________
                                                (Print Name)

                                    (Signature must conform in all respects
                                     to name of Holder as specified on the
                                     face of the Option Certificate)

                                    Address:

                                    _________________________________________

                                    _________________________________________

                                    Taxpayer Identification Number

                                    _________________________________________


*/ The Option Certificate and the rights embodied therein may not be transferable and can only be transferred in a manner which will not constitute a violation of the Securities Act of 1933 (the "Act") and which will not cause the original issuance of the Option Certificate to be a violation of the Act. The Company may require an opinion of counsel acceptable to the Company that any such transfer would not bring about the results stated and, in the event the Company determines that it can honor the request for transfer, the Company may impose such requirements and restrictions upon the recipient as the Company deems reasonable. This may include, but may not be limited to, the requirement that the proposed recipient execute an investment letter in a form acceptable to the Company, as a condition precedent to the transfer.

EXHIBIT G

THE OPTION REPRESENTED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER
THE SECURITIES ACT OF 1933 OR APPLICABLE STATE SECURITIES LAWS, NOR HAS THE STOCK UNDERLYING THIS OPTION. SAID OPTION WAS ACQUIRED FOR INVESTMENT AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH OPTION UNDER THE SECURITIES ACT OF 1933 AND APPLICABLE STATE SECURITIES LAWS, UNLESS IN THE OPINION OF COUNSEL (WHICH SHALL BE REASONABLY SATISFACTORY TO THE COMPANY) THE TRANSFER WILL VIOLATE THE REGISTRATION REQUIREMENTS OF FEDERAL OR APPLICABLE STATE SECURITIES LAWS.

	FEDERAL SECURITY PROTECTION SERVICES, INC.
	OPTION TO PURCHASE COMMON STOCK

	Option to Purchase
	1,000,000 Shares

	of Common Stock, par value $.001 per share

This is to certify that Mr. Edward E. Reynolds is entitled subject to the terms and conditions hereinafter set forth, to purchase 1,000,000 shares of the $.001 Common Stock of Federal Security Protection Services, Inc., a corporation organized and existing under and by virtue of the laws of the State of Delaware (the "Company") from the Company at a price per share and on the terms set forth herein and to receive a certificate or certificates representing said shares of Common stock so purchased on presentation and surrender of Notice of Exercise attached hereto, together with the payment of the purchase price of each share purchased either in cash or by way of a certified check, or other check made payable to the order of the Company.

The purchase rights represented by this Option are exercisable at a price per share of Common Stock of seven cents ($0.07) per share. This Option shall be valid and binding upon the Company for a period of sixty (60) months commencing the date of the issuance of this Option.


Subject to the terms and conditions herein contained this purchase rights represented by this Option are exercisable at the option of the registered owner hereof, in whole or in part, at any time, or in part from time to time, within the life of this Option, provided, however, that these option rights shall not be exercisable with respect to a fraction of a share of Common Stock. If the registered owner hereof shall exercise this Option as to less than all of the shares of Common Stock covered hereby, at any time, or from time, during the life of this Option, this Option shall be surrendered to the Company along with the Notice of Exercise and payment, as above stated, and
1.1 shall be canceled. The Company shall execute and deliver a new Option of like tenor for the balance of the shares purchasable hereunder. The Option issued for said balance, in place of this Option, shall expire on the same date as this Option and the issuance of a new Option for the balance of said shares of Common Stock shall in no way extend the life of this Option.

Certain Definitions: For all purposes of this Option, unless the context otherwise requires, the following terms shall have the following respective meanings:

* "Additional Shares" shall mean all shares, of whatever class, issued by the Company after the date of this Option.

* "Share Equivalent" shall mean any Convertible Security or any warrant, option or other right to subscribe for or purchase any Additional Shares or any Convertible Security.

* "Convertible Security" shall mean any security of the Company convertible into or by its terms exchangeable for Additional Shares.

	ARTICLE 1. Exercise of Option

1.1 Manner of Exercise:	Prior to the Expiration Date, this Option may be
exercised, in whole or in part, at any time or from time to time. To exercise, the Holder shall deliver to the Company, (a) a written notice, in substantially the form of the Exercise of Notice, attached as Exhibit
A, of such Holder's election to exercise this Option which shall be duly executed by the Holder, his duly authorized agent or attorney, (b) a certified or bank cashier's check payable to the order of the Company in an amount equal to the aggregate Exercise Price for the number of Option Shares being purchased and (c) this Option. The Company shall, as promptly as practicable, execute and deliver or cause to be executed and delivered in accordance with such notice, a certificate or certificates evidencing the aggregate number of Option Shares specified in such Notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or other person so designated shall be deemed for all purposes to have become a holder of record of such shares, as of the date the Notice is received by the Company. If this Option is exercised only in part, the Company shall, at the time of delivery of the certificate or certificates evidencing the Shares specified in such Notice, deliver to the Holder a new Option evidencing the right to purchase the remaining Option Shares called for by this Option, which new Option shall in all other respects be identical to this Option. The Company shall pay all expenses, taxes and other charges payable in connection with the issuance and delivery of stock certificates and new Options.

1.2 Fractional Shares: No fractional Shares will be issued in connection with any purchase in the exercise of this Option. In lieu of such fractional shares the Company shall make a cash refund equal to the product of the applicable fraction multiplied by the Exercise Price paid by the Holder for one Option Share upon such exercise.



	ARTICLE 2.   Transfer

Subject to Compliance with the Securities Act of 1933, as amended
(the "Securities Act") this Option is transferable, in whole or in part, at the offices of the Company by the Holder in person or by duly authorized attorney, upon presentation of this Option certificate and an Assignment, substantially in the form of Exhibit B hereto, properly completed and executed.


	ARTICLE 3.  Adjustment of Exercise Price and Number of Option Shares

The number and kind of securities purchasable upon the exercise of this Option and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events as follows:

3.1 Reclassification, Consolidation or Merger:

If (a) the outstanding securities of the class issuable upon exercised of this Option are changed or reclassified (other than as a result of a division, combination, increase or decrease in the number of such securities outstanding) or, (b) if the Company is consolidated or merged with or into another corporation (other than a merger with another corporation in which the Company is the surviving corporation and which does not result in any reclassification or change other than a division or combination of outstanding securities issuable upon the exercise of this Option or an increase or decrease in the number such securities outstanding) or (c) if all or substantially all of the assets of the Company are sold or transferred, the Company or such successor or purchasing corporation, as the case may be, shall, without requiring any additional consideration therefore, issue a new Option in exchange for this Option, providing that the Holder of this Option shall have the right to exercise such new Option upon terms not less favorable to the Holder than those then applicable to this Option and to receive upon exercise, in lieu of each Share issuable upon exercise of this Option, the kind and amount of shares of stock, other securities, money or property receivable upon such reclassification, change, consolidation, merger, sale or transfer by the Holder of one share of Common Stock issuable upon exercise of this Option had this Option been exercised immediately prior to such reclassification, change, consolidation, merger, sale or transfer. Such new Option shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article 3. The Holder shall be entitled to the benefits of the new option immediately upon any such reclassification, change, consolidation, merger, sale or transfer, whether or not a certificate evidencing such new Option has been issued.
The provisions of this Section 3.1 shall similarly apply to successive reclassifications, changes, consolidations, changes, consolidations, mergers, sales and exchanges.

3.2 Subdivision or Combination: If, while this Option remains outstanding and unexpired, the Company subdivides or combines it outstanding securities of the class issuable upon exercise of this Option, the Exercise Price shall, in case of subdivision, be proportionately reduced as of the effective date of such subdivision, or shall be, in the case of combination, proportionately increased as of the effective date of such combination.

3.3.  Stock Dividends:   If the Company at any time while this Option is
outstanding and unexpired pays a dividend or makes any other distribution on its shares payable in shares, then the Exercise Price shall be adjusted, as of the date of such payment or other distribution to that price determined by multiplying the Exercise Price in effect immediately prior to such payment or other distribution by a fraction (a) the numerator of such shall be the total number of Shares outstanding immediately prior to such dividend or distribution and (b) the denominator of which shall be the total number of shares outstanding immediately after such dividend or distribution.

3.4 Liquidating Dividends, Etc. If the Company at any time while this Option is outstanding and unexpired distributes its assets to the holders of its shares as a dividend in liquidation or partial liquidation or as a return of capital other than as a dividend payable out of funds legally available for dividends under the laws of the State of Delaware, the Holder of this Option shall, upon exercise, be entitled to receive, in addition to the number of Shares receivable, and without payment of any additional consideration, a sum equal to the amount of such assets as would have been payable to such Holder as owner of that number of Shares had such Holder been the holder of record of such Common Stock on the record date for such distribution and an appropriate provision therefore shall be made a part of any such distribution.

3.5 Issuance of Additional Shares of Common Stock: If, while this Option is outstanding and unexpired, the Company issues any Additional Shares (other than as provided in Section 3.1 through 3.4) at a price per share less than the Exercise Price, or without consideration, then the Exercise Price upon each such issuance shall be adjusted to that price determined by multiplying the Exercise Price by a fraction:

(a) the numerator of which shall be the number of Shares outstanding immediately prior to issuance of such Additional Shares plus the number of Shares which the aggregate consideration received by the Company for the total number of Additional Shares so issued would purchase at the Exercise Price, and

(b) the denominator of which shall be the number of shares outstanding immediately after issuance of such Additional Shares.

This Section shall not apply under any circumstances for which adjustment is provided in Sections 3.1, 3.2, 3.3, or 3.4. No adjustment of the Exercise Price shall be made under this Section 3.5 upon issuance of any additional shares which are issued pursuant to any Common Stock Equivalent if upon the issuance of any such Common Stock Equivalent (i) any such adjustment shall previously have been made pursuant to Section or (ii) no adjustment was required by Section 3.6.


3.6. Issuance of Common Stock Equivalents: If, at any time while this Option is outstanding and unexpired, the Company issues any Common Stock Equivalent and the price per share for which Additional Shares may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the Exercise Price, or, if after any such issuance, the price per share for which Additional Shares may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the Exercise Price, or, if after any such issuance, the price per share for which Additional Shares may be issuable thereafter is amended, and such price as so amended shall be less than the Exercise Price at the time of such amendment, then the Exercise Price upon each such issuance or amendment shall be adjusted as provided in Section 3.5 on the basis that (a) the maximum number of Additional Shares issuable pursuant to all such Common Stock Equivalents shall be deemed to have been issued as of the earlier of (i) the date on which the Company shall enter into a firm contract for the issuance of such Common Stock Equivalents or (ii) the date of actual issuance of such Common Stock Equivalent, and
(b) the aggregate consideration for such maximum of Additional Shares shall be deemed to be the minimum consideration received and receivable by the Company for the issuance of such Additional Shares pursuant to such Common Stock Equivalent. No adjustment of the Exercise Price shall be made under this Section 3.6 upon the issuance of any convertible security which is issued pursuant to the exercise of any Options or other subscription or purchase rights thereunder, if any adjustment shall previously have been made in the Exercise Price then in effect upon the issuance of such Options or other rights pursuant to this Section 3.6.

3.7 Other Provisions Applicable to Adjustments Under this Article 3. The following provisions shall be applicable to adjustments in the Exercise Price provided in this Article 3:

(a) Computation of Consideration. The consideration received by the Company shall be deemed to be the following: To the extent that any Additional Shares or any Common Stock Equivalents shall be issued for a cash consideration, the consideration received by the Company, if such Additional Shares or Common Stock Equivalents are offered by are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price, in any case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts, commissions or expenses paid or incurred by the Company for and in the underwriting of, or otherwise in connection with, the issue of the shares; to the extent that such issuance shall be for a consideration other than cash, then except as herein otherwise expressly provided, the fair market value of such consideration at the time of such issuance as determined in good faith by the Board of Directors of the Company. The consideration for any Additional Shares of Common Stock issuable pursuant to any Common Stock Equivalents shall be the consideration received by the Company for issuing such Common Stock Equivalents, plus the additional consideration payable to the Company upon the exercise, conversion or exchange of such Common Stock Equivalents. In case of the issuance of any Additional Shares or Common Stock Equivalents in payment or satisfaction of any dividend upon any class of stock other than the Shares, the Company shall be deemed to have received for such Additional Shares or Common Stock Equivalents a consideration equal to the amount of such dividend so paid or satisfied.


(b) Readjustment of Exercise Price. Upon the expiration of the right to convert, exchange or exercise any Common Stock Equivalent the issuance of which effected an adjustment in the Exercise Price, if any such Common Stock Equivalent shall not have been converted, exercised or exchanged, the number of shares of Common Stock deemed to be issued and outstanding by reason of the fact that they were issuable upon conversion, exchange or exercise of any such Common Stock Equivalent, shall no longer be computed as set forth above and the Exercise Price shall forthwith be readjusted and thereafter be the price which it would have been (but reflecting any other adjustments in the Exercise Price made pursuant to the provisions of this Article 3 after the issuance of such Common Stock Equivalent) had the adjustment of the Exercise Price been made in accordance with the issuance or sale of the number of Additional Shares actually issued upon conversion, exchange or issuance of such Common Stock Equivalent and thereupon only the number of Additional Shares actually so issued shall be deemed to have been issued and only the consideration actually received by the Company (computed as in clause (a) of this section 3.7) shall be deemed to have been received by the Company.

(c) Treasury Shares: The number of shares at any time outstanding shall not include any shares directly or indirectly owned or held by for the account of the Company or any of its subsidiaries.

3.8 Other Action Affecting Common Stock. If the Company shall take any action affecting its shares, other than an action described Sections 3.1 through 3.7, inclusive, which, in the opinion of the Board of Directors would have a materially adverse affect upon the rights or the holder of this Option, the Exercise Price shall be adjusted in such manner and at such time as the Board of Directors may in good faith determine to equitable in the circumstances.

3.9 Adjustment of Number of Shares. Upon each adjustment in the Exercise Price pursuant to any provision of this Article 3, the number of shares purchasable shall be adjusted, to the nearest whole share, to the product obtained by multiplying such number of shares purchasable immediately prior to such adjustment in the Exercise Price by a fraction, the numerator of which shall the Exercise Price immediately prior to such adjustment and the denominator of which shall be the Exercise Price immediately thereafter.

3.10. Notice of Adjustments. Whenever the Exercise Price shall be adjusted, the Company shall make a certificate signed by its President or Vice President and by its Treasurer, Assistant Treasurer, Secretary or
Assistant Secretary, (if not referred to be said titles said certificate shall be signed by the Company's Chief Executive Officer and its Chief Financial Officer or the deputy to each such person) setting forth in detail, the event requiring adjustment, the amount of adjustment, the method of calculating such adjustment (including describing the basis on which the Board of Directors made its determination) and the Exercise Price after giving effect to such adjustment and, promptly after each such adjustment, shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to the Holder. A determination of any adjustment to the Exercise Price or the number or kind of shares or other securities issuable upon exercise of this Option, made by independent certified public accountants selected by the Company, shall be final and binding upon all parties.


	ARTICLE 4.  Further Covenants of the Company

4.1 Option Share. The Company covenants and agrees that all shares which may be issued upon exercise of this Option, will, upon issuance, be duly and validly issued, fully paid, non-assessable and free from all taxes, liens and charges. The Company further covenants and agrees that during the period within which the rights represented by this Option may be exercised, the Company shall at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Option, a sufficient number of shares of its capital stock to provide for the exercise of the rights represented by this Option and of Common Shares into which the Common Shares are convertible.

4.2 Exchange of Options. Upon surrender for exchange or transfer of any Option Certificate, properly endorsed to the Company, the Company at the Holder's expense will promptly issue and deliver to or upon the order of the Holder a new Option Certificate or certificates of like tenor, in the name of such Holder or as such holder as Holder may direct. Until transfer of this Option Certificate on the books of the Company, the Company may treat the registered Holder hereof as the owner for all purposes.

	ARTICLE 5.  Negation of Voting and Dividend Rights

This Option shall not entitle Holder to any voting rights or other rights as a holder of stock of the Company, or to any other rights whatsoever, except the rights herein expressed. No dividends of any kind or character, shall be payable or accrue in respect to this Option or the interest represented hereby or the Common Stock purchasable hereunder or the Common Stock into which said Common Stock shall be convertible, unless and until this Option is exercised and if exercised, then only to the extent that it is exercised.

	ARTICLE 5.  Governing Law.

This Option shall be governed and construed in accordance with the laws of the State of Delaware without giving effect to the principles of conflicts of law.

IN WITNESS WHEREOF, the Company has caused this Option Certificate to be executed on this 1st day of September 2002, by its proper corporate officers thereunto duly authorized.

FEDERAL SECURITY PROTECTION SERVICES, INC.

By    /s/ Gary S. O'Neal                       by   /s/ Daniel Thornton
      President					    Secretary





	EXHIBIT A

	EXERCISE NOTICE

	(To be signed only upon exercise of the Option)

To: Federal Security Protection Services, Inc.

The undersigned, the Holder of the enclosed Option Certificate, hereby irrevocably elects to exercise the purchase right represented by such Option Certificate to purchase hereunder _____________________________________shares of the Common Stock of Federal Security Protection Services, Inc. and herewith makes payment to Federal Security Protection Services, Inc.
of $_________________, therefore and requests that the certificate or certificates for such shares be issued in the name of, and delivered to the undersigned.


Date:_______________			___________________________________

                                          ___________________________________
                                                Print Name

                                          (Signature must conform in all
                                           respects to name of Holder as
                                           specified on the face of the
                                           Option Certificate.)

                                          Address:

                                          ___________________________________

                                          ___________________________________

                                          Taxpayer Identification Number:

                                          ___________________________________




*/Insert the number of shares called for on the face of the Option Certificate or, in the case of a partial exercise, the portion thereof as to which the Option is being exercised, in either case without making any adjustment for any stock or other securities or property or cash which, pursuant to the adjustment provisions of the Option, may be deliverable upon exercise.


	EXHIBIT B

	FORM OF ASSIGNMENT

	(To be signed only upon transfer of Option*)

For value received, the undersigned hereby sells, assigns and transfers to ___________________ the right represented by the attached Option Certificate to purchase _______________________ Option Shares of Federal Security Protection Services, Inc., as defined in the Option Certificate, with full power of substitution.

Dated:_______________________

                                    _________________________________________

                                    _________________________________________
                                                (Print Name)

                                    (Signature must conform in all
                                     respects to name of Holder as
                                     specified on the face of the
                                     Option Certificate)

                                    Address:

                                    _________________________________________

                                    _________________________________________

                                    Taxpayer Identification Number

                                    _________________________________________


*/ The Option Certificate and the rights embodied therein may not be transferable and can only be transferred in a manner which will not constitute a violation of the Securities Act of 1933 (the "Act") and which will not cause the original issuance of the Option Certificate to be a violation of the Act. The Company may require an opinion of counsel acceptable to the Company that any such transfer would not bring about the results stated and, in the event the Company determines that it can honor the request for transfer, the Company may impose such requirements and restrictions upon the recipient as the Company deems reasonable. This may include, but may not be limited to, the requirement that the proposed recipient execute an investment letter in a form acceptable to the Company, as a condition precedent to the transfer.

(2)

81

91

102

115