Form 10QSB
period 2002-12-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2003-02-13
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2002

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

		February 14, 2003, 6,175,210 shares.




	Transitional Small Business Format (Check one):  Yes [ ] No [x]


                                      Pg. 1







		FEDERAL SECURITY PROTECTION SERVICES, INC.
			    FORM 10-QSB

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Independent Accountant's Review Report--------------------------------- 3
Balance Sheets--------------------------------------------------------- 4
Statements of Operations----------------------------------------------- 6
Statements of Cash Flows----------------------------------------------- 8
Notes to Financial Statements------------------------------------------ 9
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 14
PART II  OTHER INFORMATION--------------------------------------------- 21
Item	1.  Legal Proceedings------------------------------------------ 21
Item	2.  Changes in Securities-------------------------------------- 21
Item	3.  Defaults Upon Senior Securities---------------------------- 21
Item	4.  Submission of Matters to a Vote of Security Holders-------- 21
Item	5.  Other Information------------------------------------------ 22
Item	6.  Exhibits and Reports--------------------------------------- 22
Signatures------------------------------------------------------------- 22






























                                      Pg. 2

PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.






	Independent Accountant's Review Report




February 11, 2003



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying consolidated balance sheets of Federal Security Protection Services, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations for each of the three months and nine months then ended, and the related consolidated statements of cash flows for each of the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Federal Security Protection Services, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Federal Security Protection Services, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Carl S. Sanko
Topanga, California

					Pg. 3

	Federal Security Protection Services, Inc.
	Balance Sheets
	December 31, 2002 and 2001


					December 31,    December 31,
           	                         2002             2001


Assets

Current assets
  Cash				$    25,002          $   692
  Accounts receivable		     28,173                0
  Officer advances		    429,003            1,000
  Prepaid expenses	    	     40,867           27,500
	Total current assets	    523,045           29,192

Property and equipment
  Equipment	   		     66,021            2,444
  Accumulated depreciation	    (15,412)         ( 1,098)
	Property and equipment, net  50,609            1,346

Other assets
  Deferred IRU costs		    502,041                0
  Goodwill			    157,391                0
  Deposits			      1,388                0
  Trademarks, net 	                  0            5,837
	Total other assets	    660,820            5,837


Total assets			$ 1,234,474       $   36,375









	See accompanying notes to financial statements

	- Unaudited -









					Pg. 4


	Federal Security Protection Services, Inc.
	Balance Sheets
	December 31, 2002 and 2001

						December 31,    December 31,
	           	                         2002             2001


Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   		$  196,176       $   13,681
  Accrued expenses			   	   161,000           22,539
  Current portion of long term debt	     	     9,658                0
  Income taxes payable			    	    13,574                0
  Deferred IRU income			   	   136,112                0
  Accrued litigation settlement		    	    42,500           42,500
  Short-term borrowings	   		   	   156,782          155,281
	Total current liabilities	   	   715,802          234,001

Long term liabilities
  Deferred IRU income			   	   858,229                0
  Note payable 	    			    	    24,726                0
	Total long term liabilities	   	   882,955                0

Shareholders' equity (deficit)
  Convertible preferred stock, par value of
$.001, 20,000,000 shares authorized.
	70,000 shares designated as Series A and
issued and outstanding at December 31, 2002
	and none at December 31, 2001.  Aggregate
	liquidation preference of $7,000,000 at
	December 31, 2002. 				70               70
    	70,000 shares designated as Series B and
	issued and outstanding at December 31, 2002
	and none at December 31, 2001.  Aggregate
	liquidation preference of $7,000,000 at
	December 31, 2002. 				70                0
  Common stock, par value $.001, 100,000,000
	shares authorized, 6,065,209 and 2,708,209
	issued and outstanding at December 31, 2002
	and 2001, respectively	 			6,065           27,082
  Paid in capital					4,859,723        4,216,381
  Accumulated deficit				       (5,230,211)      (4,441,159)
	Total shareholders' equity		       (  364,283)      (  197,626)


Total liabilities and shareholders' equity	$ 1,234,474       $   36,375


	See accompanying notes to financial statements

	- Unaudited -


				Pg. 5
	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Nine months Ended December 31, 2002 and 2001

				     9 Months Ended   9 Months Ended
					December 31,    December 31,
          	                        2002              2001





Revenues                       		$   94,626        $      638


Cost of sales:
  Network costs	 			    80,881                 0
  IRU costs	    			     7,345                 0
Total cost of sales	  		    88,226                 0


Operating expenses:
  Salaries	 			   123,750                 0
  General and administrative	   	   551,501           259,032
Total operating expenses	  	   675,251           259,032

Loss from operations		          (668,851)         (258,394)

Other income	         			 0                 0


Net income (loss)			$ (668,851)       $ (258,394)


Basic and dilutive income (loss) per share	$  (.121)          $  (.125)








	See accompanying notes to financial statements

	- Unaudited -









			Pg. 6

	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended December 31, 2002 and 2001


				   3 Months Ended   3 Months Ended
					December 31,    December 31,
          	                  	  2002              2001


Revenues                       	$   72,916        $       29

Cost of sales:
  Network costs	 			66,106                 0
  IRU costs	    			 3,378                 0
Total cost of sales	  		69,484                 0


Operating expenses:
  Salaries	 75,750                 0
  General and administrative	    96,736            87,377
Total operating expenses	  172,486            87,377

Loss from operations	(169,054)         ( 87,348)

Other income	         0                 0


Net income (loss)	$ (169,054)       $ ( 87,348)


Basic and dilutive income (loss) per share	$  (.028)         $  (.037)


















	See accompanying notes to financial statements

	- Unaudited -


				pg. 7

	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Nine months Ended December 31, 2002 and 2001

					       9 Months Ended  9 Months Ended
						December 31,   December 31,
           		                         2002            2001

Cash flows from operating activities
  Net income (loss)                       	$ (668,851)      $ (258,394)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	   	3,640            2,004
	  Common stock issued for services	413,895          182,700
	  Changes in operating assets and
		liabilities
	  	  Accounts receivable	    	(28,173)               0
		  Officer advances		(429,003)          (1,000)
		  Prepaid expenses	 	13,000            4,750
	  	  Deferred IRU costs	    	(40,867)               0
		  Accounts payable		95,229           (9,389)
		  Accrued expenses	 	134,090           12,370
		  Current portion long term debt 9,658                0
		  Income taxes payable	 	13,574                0
		  Deferred IRU income	  	136,112                0
       	  Short-term borrowings        	      	500            4,400
Net cash provided by (used in) operating
	activities	  			(347,196)         (62,559)

Cash flows from investing activities
   Business acquisition				203,000                0
   Purchase of fixed assets			(53,024)               0
   Long term deferred costs			(503,430)               0
   Purchase of goodwill	 			(157,391)               0
 Net cash provided by (used in) investing
	activities	     			(510,845)               0

Cash flows from financing activities
   Proceeds from issuance of common stock	0                 56,000
   Note payable for purchase of fixed assets	24,726                0
   Deferred IRU income				858,229                0
Issuance of preferred stock in payment of
      interest payable	        			0            7,000
 Net cash provided by (used in) financing
	activities	      			  882,955           63,000

Net increase (decrease) in cash	 		   24,914              441

Cash, beginning of period	       		       88              251

Cash, end of period			       $   25,002        $     692

	See accompanying notes to financial statements

	- Unaudited -

				Pg. 8

	NOTES TO FINANCIAL STATEMENTS

NOTE	1  Summary of significant accounting policies

Organization and business
Federal Security Protection Services, Inc. ("the Company"), a Delaware Corporation, was incorporated on January 19, 1988 as Windom, Inc. On August 22, 1997, Windom, Inc., as a non-operating public shell, merged with New York Bagel Exchange, Inc. with each then outstanding share of New York Bagel Exchange, Inc. common stock being, by virtue of the merger, cancelled. The then outstanding shares of Windom, Inc. common stock continued unchanged as the outstanding shares of the surviving corporation. The surviving corporation continued the business of wholesale and retail sale of bagels and related items. On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Webboat.com, Inc. On March 22, 1999, the Board of Directors approved the sale of the Company's inventory and fixed assets for $120,000. The Company ceased its bagel business operations on March 25, 1999. The actual disposal date of assets subject to the sale was on April 19, 1999. A gain of approximately $72,000 resulted upon the disposition for the year ended December 31, 1999. On April 2, 1999, Webboat.com, Inc. changed its name to Windom.com, Inc., on April 20, 1999, Windom.com, Inc. changed its name to Web4boats.com, Inc., and during fiscal year 1999, the Company began making plans to develop a commercial internet site in which boat builders, manufacturers, dealers, marinas, individual buyers and sellers would come to advertise sales and services related to the boating industry. Subsequently, through November 30, 1999 the Company continued to invest substantially in website development and related costs. While all such development costs were expensed as incurred, the Company expected, as a going concern, to realize future benefits from these costs.

On December 1, 2001, the Company ended its pursuit of developing an Internet boating site. The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, rendered putting further resources into Internet boating unviable. Accordingly, the boating website was closed in January, 2002. On March 12, 2002 Web4Boats.com, Inc. changed its name to Federal Security Protection Services, Inc. The acquisition of Iris Broadband, Inc. (see note 2) on September 6, 2002, allowed the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company provides its products and services to customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. It develops custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. These integrated solutions can be deployed on a secure network which provides integrated access to 85% of the United States and in 115 countries. The Company also provides desktop-to-desktop managed security network solutions and other policy-based services. The Company expects to fulfill its plans and, as a going concern to derive revenues during fiscal year 2002, by its acquisition of Iris Broadband, Inc. and other existing security related companies.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and
				pg. 9

transactions have been eliminated upon consolidation.

Property and equipment
Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero. Goodwill and indefinite-lived intangible assets acquired after June 30, 2001 are not amortized but are reviewed annually for impairment according to the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." There was no impairment of such assets for the nine months ended December 31, 2001 or 2002.

Income taxes
The Company has total net operating loss carryforwards at December 31, 2002 of approximately $2,687,000 and $2,274,000 for federal and California state tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 and 2004 for federal and California state tax purposes, respectively.

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

Earnings per share
On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each three month period with the reverse stock split retroactively applied to the three months ended December 31, 2001.

NOTE	2  Acquisition

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue
Code Section 368 (a)(1)(B).  In keeping with the provisions of SFAS No.
141 "Business Combinations" for such transactions completed after June 30, 2001, the acquisition was accounted for by the purchase method. The results of operations of Iris have been included in the consolidated results of the Company since the date of acquisition. The excess of the purchase price over
				Pg. 10
the fair value of net assets acquired resulted in the recording of $157,391 of goodwill. Within six months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction.

The unaudited proforma financial information for the acquisition of Iris as if the business had been acquired at the beginning of each respective fiscal period, is presented as follows:

                                   For the nine months ended,
                                      2001              2002
           Revenues                    $   32,924        $  119,252
           Net loss                    $ (286,203)       $ (734,976)
           Net loss per common share:
           Basic & diluted             $    (.032)       $    (.059)

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

NOTE 3  Shareholders' equity

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totalling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. On September 1, 2002, the Board of Directors also granted 3,000,000 in stock options with an option price of $.07 per share to three Company officers. These 3,000,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0525 with the following assumptions: expected price volatility of 135%, expected option lives of five years, risk free interest rate of 5.0%. The number of shares represented by stock options outstanding at December 31, 2002 is 9,275,000 shares with an option price of $.07-.16 per share, and $1,151,750 in total, and with a market price at date of grant of $.06-.11 per share, and $683,500 in total. Outstanding options expire from April to December, 2007.

					Pg. 11
Issuance of preferred stock
In September, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion and voting rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at December 31, 2002.

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

Short term borrowings
During the year ended March 31, 2001, the Company received $140,000 from eight lenders, two of which were related parties, in exchange for promissory notes with interest at 12% per year and terms ranging from seven days to nine months. As inducement to obtain the unsecured loans, the Company issued a total of 560,000 shares of common stock, valued at $123,800, which was recorded as interest expense during the year ended March 31, 2001.

At December 31, 2001, the Company had unsecured promissory notes, inclusive of accrued interest, of $153,571, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

At December 31, 2002, the Company had unsecured promissory notes, inclusive of accrued interest, of $196,899, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

Stock options
Represented in outstanding stock options are 9,250,000 shares at December 31, 2002, to related parties.

NOTE	5  Statements of Cash Flows

Financial instruments
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Noncash transactions
During the nine months ended December 31, 2002, the Company issued 3,357,000
				Pg. 12
shares of its common stock, of which 2,950,000 shares were to related parties. The shares were compensation in exchange for $169,000 in services, of which $101,100 had been accrued at March 31, 2002.

Interest paid
During the nine months ended December 31, 2001, the Company charged to operations interest expense of $9,119 and paid no interest. During the nine months ended December 31, 2002, the Company charged to operations interest expense of $19,526 and paid interest of $919.

NOTE	6  Capital lease

In September, 2002, the Company acquired data network equipment in a transaction classified as a capital lease in accordance with SFAS No. 13,
"Accounting for Leases."   The gross carrying amount of the computer equipment
was $40,860 at December 31, 2002. Amortization expense related to the equipment is included as part of the Company's total depreciation expense.
The following table presents the future minimum lease payments under the capital lease together with the present value of the minimum lease payments as of December 31, 2002.

	       Years Ended March 31,
					2003        		    $ 6,898
					2004                   	     20,695
					2005             	     20,695
					2006              	      8,623
	       Total minimum lease payments                          56,911
	       Less: amount representing interest                    19,184
	       Present value of minimum lease payments              $37,727


NOTE	7  Commitments and Contingencies

Contract commitments
On April 5, 1999, the Company entered into a one year consulting agreement, with a related party, under which the Company agreed to pay $10,000 per month, payable in cash or stock, for management and advisory services. The contract was renewed through March 31, 2002. For the year ended March 31, 2002, $4,500 in cash and 2,790,000 shares of common stock, valued at $83,700 were issued as payment for services received from April through December, 2001. A balance of $30,000 under the contract that was accrued as of March 31, 2002 was paid in the quarter ended December 31, 2002 with the issuance of 600,000 shares of common stock.

On September 1, 2002, the Company entered into a seven year employment agreement with three officers under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options (see Note
3), various employment benefits, and an annual bonus based on meeting certain performance criteria. Additionally, the Company has committed to pay the three officers up to $8,250,000 in total for early termination for other than death, disability, or breach of conduct.

On July 26, 2002, the Company entered into a six month contract with GlobalEquitywatchers.coms, a wholly owned subsidiary of Round II Inc., under which terms the Company will receive various services related to promoting the
				Pg. 13
Company's website in exchange for 15,000 shares of the Company's common stock which had a value of $900 ($.06 per share) on the contract date.
Additionally, the Company signed a 60 day agreement (with options for renewal) with Round II Inc. on July 26, 2002 for the express purpose of having Round II Inc. endeavor to use its professional expertise towards presenting the Company with potential business entities for acquisition by the Company or for the purpose of locating appropriate funding sources for the Company. As a result of successfully completed transactions through its efforts, Round II Inc. will be paid a fee of 10% of the stock and/or cash received by the Company.

Lease commitments
The Company leases its Iris facility under a long-term operating lease expiring in June 2004. Future minimum lease payments total $8,352 for fiscal 2002, $33,408 for fiscal 2003, and $8,352 for fiscal 2004. Rent expense was incurred only in September, 2002 with the acquisition of Iris and totaled $11,836.

Litigation
During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of December 31, 2002 and 2001.

NOTE	8  Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the unviability of remaining in the Internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity.
Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the managed security and IP secured services industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to operate in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.

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

The following Management's Discussion and Analysis or Plan of Operation contains certain forward-looking statements regarding future financial condition and results of operations and the company's business operations. We have based these statements on our expectations about future events. The
				Pg. 14

words "may," "intend," "will," "expect," "anticipate," "objective," "projection," "forecast," "position" or negatives of those terms or other variations of them or comparable terminology are intended to identify forward-looking statements. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements include, without limitation: (1)general economic and business conditions, (2) effect of future competition, and (3) failure to raise needed capital.


OVERVIEW
The Company was organized under and pursuant to the laws of the State of Delaware on January 19, 1988. Refer to Note 1 of the Financial Statements for a description of the organizational history of the Company.

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

On September 6, 2002 the Company acquired all of the outstanding stock of Iris and thus acquired the business of Iris. On September 19, 2002, Form Type 8-K was submitted, explaining that control of the Company potentially shifted to the former shareholders of Iris. The earliest date of conversion of the
					pg. 15

Series B preferred stock to common stock is March 6, 2003, six months as and from the date of its issuance. Total Common Stock outstanding at the effective date of the merger was unchanged at 6,065,209 shares. Total voting rights of Series A Preferred Stock was unchanged at 700,000. Total voting rights of Series B Preferred Stock is 7,000,000.

On November 20, 2002 an amended 8-K was submitted with unaudited financial statements of Iris Broadband as of the effective date of the merger, September 6, 2002. Unaudited statements were included in the filing as the audit of Iris Broadband's financial statements were not complete by the November
20 submission deadline.

On November 25, 2002 a second amended 8-K was submitted. Per the direction of the Division of Corporate Finance of the Security and Exchange Commission the filing did not include the unaudited financials of Iris Broadband.

On December 6, 2002 Mr. Thomas A. Polich, Esq. was appointed to the Board of Directors. Mr. Polich has fifteen years of experience representing emerging and developing businesses in the United States, Europe, Latin and South America and Japan. His legal practice emphasizes regulatory matters and transactions in new technologies, intellectual property and most recently, an academic interest in the myriad issues associated with the Insurance Industry's compliance with the Medicare Secondary Payer Statute including contracts, computer software to accommodate such compliance, communications technology, settlement issues, services and business development, marketing and strategic alliances for closely held, mezzanine and Fortune 500 corporations' compliance with these issues.

His primary practice in the past twelve years has been in corporate and regulatory law, representing small to mid-size businesses, including their creation, purchase and sale, expansion, and strategic alliances including transactions in international and domestic commercial, corporate, communications and intellectual property law. Responsibilities include drafting and preparing: corporate organization documents, asset and stock purchase agreements, shareholder agreements, merger and acquisition agreements, distribution and sub-agent agreements, joint ventures, secured transactions, software licensing agreements, web development, e-commerce and multi-media licensing, domain name and cyber squatting conflict resolution, domestic and international copyright and trademark filings, clearance, enforcement and registration, trade secret protection programs and intellectual property licensing, employment, independent contractor and consulting agreements, non-disclosure, non-circumvent and non-compete agreements, IT systems and intellectual capital protection, federal and state certification and compliance in Medicare and other regulatory matters and production/distribution agreements with distributors.

Mr. Polich is licensed to practice law in Colorado and is a Member of the American, Colorado, Denver and Federal Communications Bar Associations and carries Advanced Professional Credentials from the Association of Professional Consultants. He holds a Juris Doctorate from the University of Denver, College of Law with special training at the National University of Singapore and a BA University of Colorado, Boulder in Environmental Conservation with special training at Lancaster University, England. Mr. Polich was from January 1990 - 1993 a Lecturer in Law/Adjunct Professor, University of Denver, College of Law in European Community Law. Mr. Polich is the Editor-in-chief
					Pg. 16
of an Interactive CD-Rom entitled "Multi-state Guide to Telecommunications Resources - West Region" published by Commerce Clearing House in 1999.

Also on December 6, 2002 the Board of Directors approved a resolution providing each of the two most recently appointed Directors, Messrs. Fentum and Polich, an option to purchase 25,000 shares of common stock at an exercise price of $.16. (Refer to Exhibits A and B.)

On December 12, 2002 the Board of Directors approved a resolution to offer compensation to non-employee Directors in 2003 as follows: (1) an annual retainer of $2,500, paid in December 2003 for having served on the Board for all of 2003; $250 for each board or committee meeting for participation in person. If participation was via telephone, the fee is $50; (3) an annual retainer of $250 to committee chairpersons; (4) reimbursement of expenses in connection with attending Board and committee meetings; (5) a non-discretionary stock option grant of 10,000 shares at an exercise price of
1.25 times the average of ask prices for December 2003 for having served on the Board for all of 2003.



SUBSEQUENT EVENTS

On January 15, 2003 the Board of Directors approved the designation of 10,000 shares of the authorized Preferred Shares as Series C. The Series C Preferred Stock, at the option of the holder thereof may, no sooner than twelve moths after the purchase date, be converted into the common stock of the Company. The conversion rate is one share of Series C Preferred Stock into one hundred shares of common stock. Each share of Series C Preferred Stock has one hundred votes. The Designation of Rights and Preferences of Series C Preferred Stock was filed with the State of Delaware.

On January 15, 2003 the Board of Directors approved the issuance of three thousand eight hundred (3,800) shares of Series C Preferred Stock as part of the Receipt and Release Agreement between Iris Broadband, Inc., the wholly-owned subsidiary of the Company, and a company that did sub-contracting work for Iris Broadband. The voting rights were assigned to Mr. Gary O'Neal, CEO of the Company.

On January 22, 2003 an S-8 filing was made, advising of the issuance of 110,000 restricted common shares as follows to: (1) Mr. Sidney Bradpiece, 60,000 shares; (2) Mr. John Fentum, Director, 25,000 shares and (3) Mr. Thomas
A. Polich, Director, 25,000 shares. The issuance of these common shares brings the total number of common shares outstanding as of the date of filing of this report to 6,175,210.

On January 27, 2003 an amended 8-K was submitted with audited financial statements of Iris Broadband as of the effective date of the merger, September 6, 2002.

BUSINESS
The Company is a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company provides its products and services to its customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. The Company also intends to develop custom solutions for
					Pg. 17
securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. The Company deploys these integrated solutions on a secure network which is currently deployed on a Tier 1 Backbone, and can provide integrated access to Tier 2 - 4 and rural access to cover 85% of the United States and international in 115 countries. The Company can provide desktop-to-desktop managed security network solutions and other policy-based services.

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


Services Offered by the Company
The Company is a secure Internet Protocol ("IP") network services provider and full-service Managed Security Services Provider.
* Products and services to carriers, other IP-based service providers, systems integrators and business enterprises on a turnkey or per-requirement basis, including customers critically needing HIPPA-compliant services.
* Custom solutions utilizing virtual Network Services for:
  --Layer2 security  (Layer 2 customer separation)
  --Virtual Private Networks (Secure and Proprietary)
  --Transaction security (e-Commerce and Financial)
  --IPVideo surveillance networks
  --Authentication service (Document and Network)
  --Vulnerability scanning and Network Monitoring
  --Data back-up and recovery (Individual and Enterprise)
  --Anti-virus Scanning (Individual and Enterprise)
  --Content filtering (Spam and E-Mail)
  --Firewalls. (Remote and Enterprise)
* Desktop-to-desktop managed security network solutions and other policy-based services.
* Integrated solutions deployed on a secure network. The network, provided by Iris Broadband, a wholly owned subsidiary of the Company, covers nearly all of the United States and 115 countries.
* Custom solutions utilizing FSPS Network Technologies for:
  --Access Control and Physical Security Systems
  --CCTV Employment and Integration
  --Physical facilities construction and installation
  --Wireless networks deployment
  --Cable and fiber optic networks deployment.

FSPS Network Services

					Pg. 18
 Security Applications and Services
  --Layer2 security
  --Virtual Private Networks (Secure and Proprietary)
  --Transaction security (e-Commerce and Financial)
  --IPVideo surveillance networks
  --Authentication service (Document and Network)
  --Vulnerability scanning and Network Monitoring
  --Data back-up and recovery (Individual and Enterprise)
  --Anti-virus Scanning (Individual and Enterprise)
  --Content filtering (Spam and E-Mail)
  --Firewalls. (Remote and Enterprise)

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

Merger and Acquisition Strategy
The Company intends to seek out privately held companies which are engaged in the Internet and data security and related industries and to acquire suitable companies, and by this means grow quickly through acquisition as well as internally. The Company's principals believe that significant growth must also be accomplished through a merger and acquisition strategy. There are opportunities to create a roll-up of small and medium-sized privately held companies looking for expansion funding and the ability to create an exit opportunity. The Company offers a public vehicle with a relatively small number of shares outstanding and low share price, however there is no guarantee that this strategy will be successful.
					Pg. 19

RESULTS OF OPERATIONS

The results of operations of Iris have been included in the consolidated results of the Company since the date of acquisition effective September 6, 2002. Revenue for the nine months ended December 31, 2002 was $94,626 and $638 for the nine months ended December 31, 2001. For the three months ended December 31, 2002 revenue was $72,916 and for the three months ended December 31, 2001 it was $29. Revenue came from two primary sources. The first being the resale of dedicated private line data circuits, and the second being the realization of income from Deferred IRU Income amortized over the term of the original amounts. Operating expenses consist of salaries and general and administrative expenses.

Salary expense for the nine months ended December 31, 2002 was $123,750 and $-0-for the nine months ended December 31, 2001. Salary expense for the three months ended December 31, 2002 was $75,750 and $-0- for the three months ended December 31, 2001. Salaries are for three officers of the Company (Gary O'Neal, Michael Landers and Edward Reynolds) established through employment agreements effective September 1, 2002.

General and administrative expense for the nine months ended December 31, 2002 was $551,501 and $259,032 for the nine months ended December 31, 2001. General and administrative expense for the three months ended December 31, 2002 was $96,736 and $87,377 for the three months ended December 31, 2001. Approximately 44 percent of general and administrative expense for the quarter was due to the write-off of a portion of Iris Broadband's accounts receivable. A company for which Iris did work more than a year ago filed for bankruptcy protection and there were no remaining assets to pay these debts. Approximately 18 percent of general and administrative expense for the quarter was payment of professional fees, primarily for accounting services in connection with the audit of Iris Broadband's financial records and for ongoing services.

The Company does not have any non-officer employees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had current assets of $523,045. At December 31, 2001 the current asset balance was $29,192. Total assets for the same respective periods were $1,234,474 and $36,375.

As of December 31, 2002, the Company had current liabilities of $715,802.
At December 31, 2001 the current liability balance was $234,001. Long term liabilities at December 31, 2002 were $882,995. There were no long term liabilities at December 31, 2001. Total Liabilities as of December 31, 2002 were $1,598,757 and were $234,001 as of December 31, 2001.

Total shareholders' equity was ($364,283) and ($197,626)as of December 31, 2002 and December 31, 2001, respectively.

The significant changes in the accounts from 2001 to 2002 were due solely to the acquisition of Iris Broadband by the Company effective September 6, 2002. Iris has executed Indefeasible Rights of Use (IRU) agreements with telecommunication and data network carriers that grant and convey to the user the exclusive, indefeasible right of access to and use of conduit or fiber
					Pg. 20
optic fibers owned by Iris.  The terms of the agreements are from seventeen to twenty-five years. Agreements can be for one- time up-front payments or for a down payment and subsequent monthly or annual payments for the rights of use during the entire term of the agreement.  The costs of acquisition and construction are recorded as an asset account, Deferred Costs. The costs are expensed each reporting period according to the straight line amortization
over the term of the original amount.   When an up-front payment is made,
it is recorded as a liability account, Deferred Income. Income is then realized each reporting period according to the straight line amortization over the term of the original amount.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.

					-Shares Outstanding-
Type of Security			9/30/02	12/31/02		Increase
Common Stock			6,065,209	6,065,210		    1
Series A Preferred Stock	   70,000	   70,000		   none
Series B Preferred Stock	   70,000	   70,000		   none


Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.
					Pg. 21
Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports.

EXHIBITS
Exhibit A. Option for John Fentum to Purchase Common Stock
Exhibit B. Option for Thomas A. Polich to Purchase Common Stock


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.

Date:	February 13, 2003			/s/ Gary S. O'Neal
	________________			__________________________
						Gary S. O'Neal, President


EXHIBIT A

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


FEDERAL SECURITY PROTECTION SERVICES, INC.
	OPTION TO PURCHASE COMMON STOCK

	Option to Purchase
	25,000 Shares

	of

	Common Stock, par value $.001 per share

This is to certify that Mr. John Fentum is entitled subject to the terms and conditions hereinafter set forth, to purchase 25,000 shares of the $.001 Common Stock of Federal Security Protection Services, Inc., a corporation organized and existing under and by virtue of the laws of the State of Delaware (the "Company") from the Company at a price per share and on the terms set forth herein and to receive a certificate or certificates representing said shares of Common stock so purchased on presentation and surrender of Notice of Exercise attached hereto, together with the payment of the purchase price of each share purchased either in cash or by way of a certified check, or other check made payable to the order of the Company.
					Pg. 22
The purchase rights represented by this Option are exercisable at a price per share of Common Stock of sixteen cents ($0.16) per share. This Option shall be valid and binding upon the Company for a period of sixty (60) months commencing the date of the issuance of this Option.


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
exercised, in whole or in part, at any time or from time to time. To exercise, the Holder shall deliver to the Company, (a) a written notice, in substantially the form of the Exercise of Notice, attached as Exhibit A, of such Holder's election to exercise this Option which shall be duly executed by the Holder, his duly authorized agent or attorney, (b) a certified or bank cashier's check payable to the order of the Company in an amount equal to the aggregate Exercise Price for the number of Option Shares being purchased and
(c) this Option. The Company shall, as promptly as practicable, execute and deliver or cause to be executed and delivered in accordance with such notice, a certificate or certificates evidencing the aggregate number of Option Shares specified in such Notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or other person so designated shall be deemed for all purposes to have become a holder of record of such shares, as of the date the Notice is received by the Company. If this Option is exercised only in part, the Company shall, at the time of delivery of the certificate or certificates evidencing the Shares specified in such Notice, deliver to the Holder a new Option evidencing the right to purchase the remaining Option Shares called for by this Option, which new Option shall in
				pg. 23
all other respects be identical to this Option. The Company shall pay all expenses, taxes and other charges payable in connection with the issuance and delivery of stock certificates and new Options.

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


	ARTICLE 3.  Adjustment of Exercise Price and Number of Option Shares

The number and kind of securities purchasable upon the exercise of this Option and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events as follows:

3.1 Reclassification, Consolidation or Merger:

If (a) the outstanding securities of the class issuable upon exercised of this Option are changed or reclassified (other than as a result of a division, combination, increase or decrease in the number of such securities outstanding) or, (b) if the Company is consolidated or merged with or into another corporation (other than a merger with another corporation in which the Company is the surviving corporation and which does not result in any reclassification or change other than a division or combination of outstanding securities issuable upon the exercise of this Option or an increase or decrease in the number such securities outstanding) or (c) if all or substantially all of the assets of the Company are sold or transferred, the Company or such successor or purchasing corporation, as the case may be, shall, without requiring any additional consideration therefore, issue a new Option in exchange for this Option, providing that the Holder of this Option shall have the right to exercise such new Option upon terms not less favorable to the Holder than those then applicable to this Option and to receive upon exercise, in lieu of each Share issuable upon exercise of this Option, the kind and amount of shares of stock, other securities, money or property receivable upon such reclassification, change, consolidation, merger, sale or transfer by the Holder of one share of Common Stock issuable upon exercise of this Option had this Option been exercised immediately prior to such reclassification, change, consolidation, merger, sale or transfer. Such new Option shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article 3. The Holder shall be entitled to the benefits of the new option immediately upon any such reclassification, change, consolidation, merger, sale or transfer, whether or not a certificate evidencing such new Option has been issued. The provisions of this Section 3.1 shall similarly apply to successive
				pg. 24
reclassifications, changes, consolidations, changes, consolidations, mergers, sales and exchanges.

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

This Section shall not apply under any circumstances for which adjustment is provided in Sections 3.1, 3.2, 3.3, or 3.4. No adjustment of the Exercise Price shall be made under this Section 3.5 upon issuance of any additional shares which are issued pursuant to any Common Stock Equivalent if upon the issuance of any such Common Stock Equivalent (i) any such adjustment shall previously have been made pursuant to Section or (ii) no adjustment was
				Pg. 25
required by Section 3.6.

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

(b) Readjustment of Exercise Price.  Upon the expiration of the right to
					Pg. 26
convert, exchange or exercise any Common Stock Equivalent the issuance of which effected an adjustment in the Exercise Price, if any such Common Stock Equivalent shall not have been converted, exercised or exchanged, the number of shares of Common Stock deemed to be issued and outstanding by reason of the fact that they were issuable upon conversion, exchange or exercise of any such Common Stock Equivalent, shall no longer be computed as set forth above and the Exercise Price shall forthwith be readjusted and thereafter be the price which it would have been (but reflecting any other adjustments in the Exercise Price made pursuant to the provisions of this Article 3 after the issuance of such Common Stock Equivalent) had the adjustment of the Exercise Price been made in accordance with the issuance or sale of the number of Additional Shares actually issued upon conversion, exchange or issuance of such Common Stock Equivalent and thereupon only the number of Additional Shares actually so issued shall be deemed to have been issued and only the consideration actually received by the Company (computed as in clause (a) of this section 3.7) shall be deemed to have been received by the Company.

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


	ARTICLE 4.  Further Covenants of the Company

						Pg. 27
4.1 Option Share. The Company covenants and agrees that all shares which may be issued upon exercise of this Option, will, upon issuance, be duly and validly issued, fully paid, non-assessable and free from all taxes, liens and charges. The Company further covenants and agrees that during the period within which the rights represented by this Option may be exercised, the Company shall at all times have authorized and reserved for the purpose of issuance upon exercise of the purchase rights evidenced by this Option, a sufficient number of shares of its capital stock to provide for the exercise of the rights represented by this Option and of Common Shares into which the Common Shares are convertible.

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

IN WITNESS WHEREOF, the Company has caused this Option Certificate to be executed on this 9th day of December 2002, by its proper corporate officers thereunto duly authorized.

FEDERAL SECURITY PROTECTION SERVICES, INC.


By	/s/ Gary S. O'Neal			 by  /s/ Daniel Thornton
 	President				Secretary


	EXHIBIT A

	EXERCISE NOTICE

	(To be signed only upon exercise of the Option)

To: Federal Security Protection Services, Inc.

The undersigned, the Holder of the enclosed Option Certificate, hereby irrevocably elects to exercise the purchase right represented by such Option Certificate to purchase hereunder _____________________________________shares
					Pg. 28
of the Common Stock of Federal Security Protection Services, Inc. and herewith makes payment to Federal Security Protection Services, Inc.
of $_________________, therefore and requests that the certificate or certificates for such shares be issued in the name of, and delivered to the undersigned.


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

Dated:_______________________

                                 _________________________________________

                                 _________________________________________
                                                (Print Name)
				Pg. 29
                                (Signature must conform in all respects to
                                 name of Holder as specified on the face
                                 of the Option Certificate)

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

EXHIBIT B

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

	FEDERAL SECURITY PROTECTION SERVICES, INC.
	OPTION TO PURCHASE COMMON STOCK

	Option to Purchase
	25,000 Shares

	of

	Common Stock, par value $.001 per share

This is to certify that Mr. Thomas A. Polich is entitled subject to the terms and conditions hereinafter set forth, to purchase 25,000 shares of the $.001 Common Stock of Federal Security Protection Services, Inc., a corporation organized and existing under and by virtue of the laws of the State of Delaware (the "Company") from the Company at a price per share and on the terms set forth herein and to receive a certificate or certificates representing said shares of Common stock so purchased on presentation and surrender of Notice of Exercise attached hereto, together with the payment of the purchase price of
				Pg. 30
each share purchased either in cash or by way of a certified check, or other check made payable to the order of the Company.

The purchase rights represented by this Option are exercisable at a price per share of Common Stock of sixteen cents ($0.16) per share. This Option shall be valid and binding upon the Company for a period of sixty (60) months commencing the date of the issuance of this Option.


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
exercised, in whole or in part, at any time or from time to time. To exercise, the Holder shall deliver to the Company, (a) a written notice, in substantially the form of the Exercise of Notice, attached as Exhibit A, of such Holder's election to exercise this Option which shall be duly executed by the Holder, his duly authorized agent or attorney, (b) a certified or bank cashier's check payable to the order of the Company in an amount equal to the aggregate Exercise Price for the number of Option Shares being purchased and
(c) this Option. The Company shall, as promptly as practicable, execute and deliver or cause to be executed and delivered in accordance with such notice, a certificate or certificates evidencing the aggregate number of Option Shares specified in such Notice. Such certificate or certificates shall be deemed to have been issued, and such Holder or other person so designated shall be deemed for all purposes to have become a holder of record of such shares, as of the date the Notice is received by the Company. If this Option is exercised only in part, the Company shall, at the time of delivery of the
					pg. 31
certificate or certificates evidencing the Shares specified in such Notice, deliver to the Holder a new Option evidencing the right to purchase the remaining Option Shares called for by this Option, which new Option shall in all other respects be identical to this Option. The Company shall pay all expenses, taxes and other charges payable in connection with the issuance and delivery of stock certificates and new Options.

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


	ARTICLE 3.  Adjustment of Exercise Price and Number of Option Shares

The number and kind of securities purchasable upon the exercise of this Option and the Exercise Price shall be subject to adjustment from time to time upon the happening of certain events as follows:

3.1 Reclassification, Consolidation or Merger:

If (a) the outstanding securities of the class issuable upon exercised of this Option are changed or reclassified (other than as a result of a division, combination, increase or decrease in the number of such securities outstanding) or, (b) if the Company is consolidated or merged with or into another corporation (other than a merger with another corporation in which the Company is the surviving corporation and which does not result in any reclassification or change other than a division or combination of outstanding securities issuable upon the exercise of this Option or an increase or decrease in the number such securities outstanding) or (c) if all or substantially all of the assets of the Company are sold or transferred, the Company or such successor or purchasing corporation, as the case may be, shall, without requiring any additional consideration therefore, issue a new Option in exchange for this Option, providing that the Holder of this Option shall have the right to exercise such new Option upon terms not less favorable to the Holder than those then applicable to this Option and to receive upon exercise, in lieu of each Share issuable upon exercise of this Option, the kind and amount of shares of stock, other securities, money or property receivable upon such reclassification, change, consolidation, merger, sale or transfer by the Holder of one share of Common Stock issuable upon exercise of this Option had this Option been exercised immediately prior to such reclassification, change, consolidation, merger, sale or transfer. Such new Option shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article 3. The Holder shall be entitled to the benefits of the new option immediately upon
					Pg. 32
any such reclassification, change, consolidation, merger, sale or transfer, whether or not a certificate evidencing such new Option has been issued.
The provisions of this Section 3.1 shall similarly apply to successive reclassifications, changes, consolidations, changes, consolidations, mergers, sales and exchanges.

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

This Section shall not apply under any circumstances for which adjustment is provided in Sections 3.1, 3.2, 3.3, or 3.4. No adjustment of the Exercise Price shall be made under this Section 3.5 upon issuance of any additional
				Pg. 33
shares which are issued pursuant to any Common Stock Equivalent if upon the issuance of any such Common Stock Equivalent (i) any such adjustment shall previously have been made pursuant to Section or (ii) no adjustment was required by Section 3.6.


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

3.7 Other Provisions Applicable to Adjustments Under this Article 3. The following provisions shall be applicable to adjustments in the Exercise Price provided in this Article 3:

(a) Computation of Consideration. The consideration received by the Company shall be deemed to be the following: To the extent that any Additional Shares or any Common Stock Equivalents shall be issued for a cash consideration, the consideration received by the Company, if such Additional Shares or Common Stock Equivalents are offered by are sold to underwriters or dealers for public offering without a subscription offering, the initial public offering price, in any case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts, commissions or expenses paid or incurred by the Company for and in the underwriting of, or otherwise in connection with, the issue of the shares; to the extent that such issuance shall be for a consideration other than cash, then except as herein otherwise expressly provided, the fair market value of such consideration at the time of such issuance as determined in good faith by the Board of Directors of the Company. The consideration for any Additional Shares of Common Stock issuable pursuant to any Common Stock Equivalents shall be the consideration received by the Company for issuing such Common Stock Equivalents, plus the additional consideration payable to the Company upon the exercise, conversion or exchange of such Common Stock Equivalents. In case of the issuance of any Additional Shares or Common Stock Equivalents in payment or satisfaction of any dividend upon any class of stock other than the
				pg. 34
Shares, the Company shall be deemed to have received for such Additional Shares or Common Stock Equivalents a consideration equal to the amount of such dividend so paid or satisfied.


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

3.10. Notice of Adjustments. Whenever the Exercise Price shall be adjusted, the Company shall make a certificate signed by its President or Vice President and by its Treasurer, Assistant Treasurer, Secretary or Assistant Secretary, (if not referred to be said titles said certificate shall be signed by the Company's Chief Executive Officer and its Chief Financial Officer or the deputy to each such person) setting forth in detail, the event requiring adjustment, the amount of adjustment, the method of calculating such adjustment (including describing the basis on which the Board of Directors made its determination) and the Exercise Price after giving effect to such adjustment and, promptly after each such adjustment, shall cause copies of such certificate to be mailed (by first class mail postage prepaid) to the Holder.
A determination of any adjustment to the Exercise Price or the number or kind of shares or other securities issuable upon exercise of this Option, made by
				pg. 35
independent certified public accountants selected by the Company, shall be final and binding upon all parties.


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

IN WITNESS WHEREOF, the Company has caused this Option Certificate to be executed on this 9th day of December 2002, by its proper corporate officers thereunto duly authorized.

FEDERAL SECURITY PROTECTION SERVICES, INC.

By  /s/ Gary S. O'Neal			 by	/s/ Daniel Thornton
      President						Secretary







				Pg. 36

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


	EXHIBIT B

	FORM OF ASSIGNMENT

	(To be signed only upon transfer of Option*)

For value received, the undersigned hereby sells, assigns and transfers to ___________________ the right represented by the attached Option
				Pg. 37
Certificate to purchase _______________________ Option Shares of Federal Security Protection Services, Inc., as defined in the Option Certificate, with full power of substitution.

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



				pg. 38