Form 10KSB
period 2003-03-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2003-06-30
CIK 1098278

-----BEGIN PRIVACY-ENHANCED MESSAGE-----
Proc-Type: 2001,MIC-CLEAR
Originator-Name: webmaster@www.sec.gov
Originator-Key-Asymmetric:
 MFgwCgYEVQgBAQICAf8DSgAwRwJAW2sNKK9AVtBzYZmr6aGjlWyK3XmZv3dTINen
 TWSM7vrzLADbmYQaionwg5sDW3P6oaM5D3tdezXMm7z1T+B+twIDAQAB
MIC-Info: RSA-MD5,RSA,
 K8JFordDji4mDvodmTk8izx+uioVg4zT1gYIvutrfqJNDXUIhPk5DgGkijLpHRbF
 UQ4XpMl/Y9a85AIOWU41lA==

<SEC-DOCUMENT>0001098278-02-000010.txt : 20030630
<SEC-HEADER>0001098278-02-000010.hdr.sgml : 20030630
<ACCEPTANCE-DATETIME>20020703141345
ACCESSION NUMBER:		0001098278-02-000010
CONFORMED SUBMISSION TYPE:	10KSB
PUBLIC DOCUMENT COUNT:		4
CONFORMED PERIOD OF REPORT:	20030331
FILED AS OF DATE:		20030630

FILER:

	COMPANY DATA:
		COMPANY CONFORMED NAME:			FEDERAL SECURITY PROTECTION SERVICES INC
		CENTRAL INDEX KEY:			0001098278
		STANDARD INDUSTRIAL CLASSIFICATION:	SERVICES-BUSINESS SERVICES, NEC [7389]
		IRS NUMBER:				841080043
		STATE OF INCORPORATION:			DE
		FISCAL YEAR END:			0331

	FILING VALUES:
		FORM TYPE:		10KSB
		SEC ACT:		1934 Act
		SEC FILE NUMBER:	000-28335
		FILM NUMBER:		02696172

	BUSINESS ADDRESS:
		STREET 1:		400 POYDRAS STREET
		STREET 2:		SUITE 1510
		CITY:			NEW ORLEANS
		STATE:			LA
		ZIP:			70130
		BUSINESS PHONE:		8669322628

	MAIL ADDRESS:
		STREET 1:		400 POYDRAS STREET
		STREET 2:		SUITE 1510
		CITY:			NEW ORLEANS
		STATE:			LA
		ZIP:			70130

	FORMER COMPANY:
		FORMER CONFORMED NAME:	WEB4BOATS COM INC
		DATE OF NAME CHANGE:	19991103
</SEC-HEADER>


<SEQUENCE>1
<FILENAME>ten_k.txt



UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003





[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1924
For the transition period from ___________ to ___________
Commission file number 000-28335
FEDERAL SECURITY PROTECTION SERVICES, INC.
(Name of Small Business Issuer in its Charter)
                DELAWARE                              84-1080043
     (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                      Identification Number)
organization)

 400 Poydras Street, Suite 1510, New Orleans, LA 	    70130
   (Address of principal executive offices)               (Zip Code)


Issuer's telephone number (866) 932-2628

Securities registered under Section 12(b) of the Exchange Act:

Title of each class             Name of each exchange on which
registered
None                                None

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference I
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]
State the issuer's revenues for its most recent fiscal year.  $	.00
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $439,265 as of June 23, 2003, at closing price of $.07 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __X__  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of each of the issuer's classes of common equity, as of June 23, 2003 is:
Common stock, par value $.001:  6,275,211

DOCUMENTS INCORPORATED BY REFERENCE
***

Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
GENERAL
As of this filing Federal Security Protection Services, Inc., (the "Company") is not engaged actively in any business. As of June 9, 2003 the acquisition of Iris Broadband, Inc. ("Iris") was reversed, therefore the Company has no active business (see "Subsequent Events").
The financial statements contained herein reflect the reversal of the acquisition of Iris, and therefore show unconsolidated financial statements reflecting only FSPS results, not including Iris results.

HISTORY
The Company was organized under and pursuant to the laws of the State of Delaware on January 19, 1988 as Windom, Inc. On August 22, 1997,
Windom, Inc., as a non-operating public shell, merged with New York
Bagel Exchange, Inc. The Company underwent a reorganization with Windom, Inc., which resulted in the retirement of all the common and preferred shares of both companies and the reissuance of certain shares of the Company which continued to do business as New York Bagel Exchange, Inc.

On January 26, 1999, New York Bagel Exchange, Inc. changed its name to Web4boats.com, Inc. which, after another two changes of name continued to be the name of the Company.

During fiscal 1999,the Company began making plans to develop a commercial internet site and the Company contemplated that recreational boaters, manufacturers, dealers,marinas and individual buyers and sellers would advertise sales and services related to the boating industry. The effort to develop the internet site continued for approximately two years. The Company was not successful in raising the necessary funds to finance the continuing operations of the internet site and due to the fact that revenues from the operation of the site had not been significant, management of the Company determined to change the business operations of the Company.

On November 6, 2001 the Company amended its Articles of Incorporation and appropriated the name Federal Security Protection Services, Inc. The name change was approved by the shareholders on March 12, 2002. The Company sought suitable candidates in the field of security, for acquisition by the Company. On April 25, 2002, the Company entered into an agreement with Iris pursuant to which Iris agreed to render certain services to the Company which services were designed to accelerate the Company's business realignment. The Company acquired all of the issued and outstanding stock of Iris as of September 6, 2002.

On June 9, 2003 the acquisition of Iris was reversed. The former management of Iris desired to return to the status of a privately-held company due to the expense of being a public company and the newly adopted onerous regulations governing all public companies. (See ("Subsequent Events").


The Company's principal place of business is 400 Poydras Street, Suite 1510, New Orleans, LA 70130.

SUBSEQUENT EVENTS

The Board of Directors approved on June 9,2003, the reversal of the plan of reorganization of Iris Broadband, Inc. and the Company. This action came about over time as an assessment was done of the costs required to be a public company, particularly in light of recently enacted Sarbanes-Oxley regulations. Iris had underwritten all costs since prior to the merger, and could not afford to continue to do so. Compliance with these new regulations is onerous for small publicly-held companies without the financial and staff resources necessary to be devoted to all of the requirements. The issued and outstanding shares of Preferred Series B stock of FSPS were transferred back to FSPS by the former Iris shareholders in return for Iris shares. All stock options issued to Gary O'Neal, Michael Landers,Edward Reynolds, John Fentum and Thomas Polich were cancelled upon the approval of the unwind resolution. Additionally, Gary O'Neal, Michael Landers and Edward Reynolds resigned from their respective Director and employment positions. Mr. Fentum and Mr. Polich resigned from the Board of Directors. The financial statements contained herein reflect the reversal of the acquisition of Iris, and therefore show unconsolidated financial statements reflecting only FSPS results, not including Iris results.

BUSINESS
Upon consummation of the acquisition of all of the outstanding stock of Iris, the Company marketed IP-based products and services with emphasis on Internet and data security. Development of a market for these services has been extremely difficult without adequate capital. The reversal of the acquisition of Iris necessitates a search for an entity looking to acquire a publicly-held company.


MARKET
The market for providing IP (Internet Protocol) based products and information security is intensely competitive, and competition is expected to increase in the future. The Company's business has high barriers to entry.
Expected budget increases in the public and private sectors for security services have been minimal to non-existent. Development of a market for these services is extremely difficult without adequate capital.


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

Compliance with Sarbanes-Oxley regulations is onerous for small publicly-held companies without the financial and staff resources necessary to be devoted to all of the requirements.

COMPETITION

Competition is a non-issue at this point, given the reversal of the Iris Broadband acquisition. The Company presently does not have any viable business.

STAFF
KEY PERSONNEL
The Company does not maintain key person life insurance for any of its personnel.

ITEM 2.  DESCRIPTION OF PROPERTY.
The corporate headquarters, currently in New Orleans, LA consists of approximately 250 square feet of subleased space within the Class A office space of Iris Broadband, Inc.,located at 400 Poydras Street, Suite 1510, New Orleans, LA.

ITEM 3.  LEGAL PROCEEDINGS.
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The Company's Common Stock trades under the symbol "FSPS" on the OTC Electronic Bulletin Board. Trading commenced in the second quarter of 1998 with the symbol EBOT. On March 12th, 2002, the Company's annual shareholders' meeting was held and as a result of the significant changes to the business and name of the company, a new trading symbol was applied for and "FSPS" was subsequently approved. The stock has been relatively inactive over the last fiscal year, and data may be able to be obtained from the OTC Electronic Bulletin Board.


As of March 31, 2003 there were approximately 600 record owners of Common Stock. The Company has not paid any dividends on its Common Stock since inception.
It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Stock options
All options were exercisable at time of grant and no options have been exercised as of March 31, 2003. The number of shares represented by stock options outstanding at March 31, 2003 are 9,275,000 shares with an option price of $.07 to $.16 per share,and with a market price at date of grant of $.09 to $2.00 per share. Outstanding options expire on various dates from March 2007 to December 2007.

As of June 9, 2003 a number of options were cancelled because of the reversal of the acquisition of Iris Broadband. The number of shares represented by stock options outstanding at June 9, 2003 are 3,525,000 shares with an option price of $.15 per share,and with a market price at date of grant of $.25 to $2.00 per share. Outstanding options expire on March 2007.

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

Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after March 6, 2003. Series B Preferred Stock votes with the Common Stock on all matters. There were 70,000 shares of Series B Preferred stock outstanding as of March 31, 2003. The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002. The reversal of the acqusition of Iris Broadband, Inc. on June 9, 2003 resulted in the return to treasury of the 70,000 shares of Series B Preferred stock. As of June 9, 2003 there are no Series B Preferred shares outstanding.

Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock after January 15, 2004. Series C Preferred Stock votes with the Common Stock on all matters. There are 3,800 shares of Series C Preferred stock outstanding as of March 31, 2003. The designation of rights and preferences were filed with the State of Delaware Secretary of State on January 22, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-KSB. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to the Company.

OVERVIEW
On November 6, 2001 the Company amended its Articles of Incorporation and appropriated the name Federal Security Protection Services, Inc. On March 12, 2002,the name change was approved by the shareholders.

The Company sought suitable candidates in the field of security, for acquisition by the Company. On April 25, 2002, the Company entered into an agreement with Iris pursuant to which Iris agreed to render certain services to the Company which services were designed to accelerate the Company's business realignment. The Company acquired all of the issued and outstanding stock of Iris as of September 6, 2002.

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

On June 9, 2003 the acquisition of Iris was reversed. The former management of Iris desired to return to the status of a privately-held company due to the expense of being a public company, the difficulty in raising additional operating capital and the newly adopted onerous regulations governing all public companies. (See (Subsequent Events").

On the same date Mr. Daniel Thornton (Secretary and a Director of the Company) was appointed Vice President - Business Development of the Company.
(See "Directors and Executive Officers".)

The Company has an extremely limited operating history, and its prospects are subject to the risks, expenses and difficulties frequently encountered by uner-capitalized companies. The reversal of the acquisition of Iris may result in the Company searching for a well-capitalized entity in need of a public vehicle.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the acceptance of FSPS by potential acquisitions. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations.

The Company's principal place of business is 400 Poydras Street, Suite 1510, New Orleans, LA 70130.

RESULTS OF OPERATIONS
The financial statements contained herein reflect the reversal of the acquisition of Iris, and therefore show unconsolidated financial statements reflecting only FSPS results, not including Iris results.

Revenues for the fiscal year ended March 31, 2002 were $638. For the fiscal year ended March 31, 2003 revenues were $-0-. Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. Salaries expense was $-0- and $207,500 in the fiscal years ended March 31, 2002, and 2003 respectively. General and administrative expense was $337,627 and $333,310 in the fiscal years ended March 31, 2002, and 2003 respectively. Executive compensation in the form of salary and common stock options were granted to Mr. Gary O'Neal, the Company's President and CEO from September 1, 2002 to June 9, 2003, and Mr. Michael Landers, the Company's Vice President of Finance from September 1, 2002 to June 9, 2003. (See "Security Ownership of Certain Beneficial Owners and Management" Item 11 below, "Executive Compensation" Item 6 below,and "Certain Relationships and Related Transactions" Item 12 below.) The Company has total net loss as of March 31, 2002 of $378,595 and as of March 31, 2003 of $743,810. The
accumulated deficit as of March 31, 2002 was $4,561,360 and as of March 31, 2003 was $5,305,170.

The Company does not have any non-officer employees.

Effective June 9, 2003, Mr. O'Neal and Mr. Landers resigned as officers and directors of the Company. Mr. Blair Merriam was elected to the position of President and CEO as of June 9, 2003. No compensation plan is in place for him.

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

With respect to fiscal years beyond March 31, 2003, the Company will need to raise additional capital to meet operating requirements. Revenues have decreased and expenses have continued to exceed revenues. Accordingly, the Company does not expect to be able to fund operations from internally generated funds for the foreseeable future.

The Company currently has no material commitments. We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

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

PLAN OF OPERATION
Over the next twelve months the Company plans to devote most of its efforts and financial resources toward identifying prospective buyers of the Company.

There can be no assurance that funding or deals will be available to the Company. In the event that such funding is not available to the Company, then FSPS would be forced to use whatever cash is generated.

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

LIABILITY FOR THE COMPANY'S SERVICES
Liability issues affecting the Company would be no more or no less than any other public shell.

ITEM 7.  FINANCIAL STATEMENTS.
Report of Independent Auditor





	Report of Independent Auditor





June 20, 2003


To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have audited the accompanying balance sheets of Federal Security Protection Services, Inc. as of March 31, 2002 and 2003, and the related statements of operations, cash flows, and shareholders' equity for each of the two years ended March 31, 2002 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, such financial statements present fairly, in all material respects, the financial position of Federal Security Protection Services, Inc. as of March 31, 2002 and 2003, and the results of operations and their cash flows for each of the two years ended March 31, 2002 and 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Federal Security Protection Services, Inc. will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Carl S. Sanko
Topanga, California





	Federal Security Protection Services, Inc.
	Balance Sheets
	March 31, 2002 and 2003







						March 31,        March 31,
           	                                   2002             2003


Assets


Current assets
  Cash	                                        $      88       $   1,205
  Prepaid expenses	                          13,000                0
	Total current assets	                  13,088            1,205


Property and equipment
  Equipment	                                   2,444            2,444
  Accumulated depreciation	                  (1,220)          (1,708)
	Property and equipment, net	           1,224              736


Other assets
  Investment in Affiliate 	                       0                0
	Total other assets	                       0                0


Total assets	                               $  14,312        $   1,941















	See accompanying notes to financial statements



	Federal Security Protection Services, Inc.
	Balance Sheets
	March 31, 2002 and 2003

	                                            March 31,        March 31,
           	                                      2002             2003


Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	          $  100,947       $   10,166
  Accrued expenses	                              26,911           44,562
  Due to Affiliate	                                   0          297,208
  Accrued litigation settlement	                      42,500           42,500
    Short-term borrowings	                     156,281          156,781
	Total current liabilities	             326,639          551,217

Commitments and contingencies

Shareholders' equity (deficit)
  Convertible preferred stock, par value of
	$.001, 20,000,000 shares authorized,
	70,000 shares designated Series A and 70,000
	issued and outstanding at March 31, 2002
	and 60,000 at March 31, 2003. Aggregate
	liquidation preference of $600,000 at
	March 31, 2003.	                                  70               60
	100,000 shares designated Series B and none
	issued and outstanding at March 31, 2002
	and 70,000 at March 31, 2003. Aggregate
	liquidation preference of $7,000,000 at
	March 31, 2003.	                                   0               70
	10,000 shares designated Series C and none
	issued and outstanding at March 31, 2002
	and 3,800 at March 31, 2003. Aggregate
	liquidation preference of $380,000 at
	March 31, 2003.				       	    0               4
  Common stock, par value $.001,
	100,000,000 shares authorized,
	2,708,209 and 6,275,211 issued
	and outstanding at March 31, 2002
	and 2003, respectively	                       2,708            6,275
  Paid in capital	                           4,246,255        4,749,485
  Accumulated deficit	                          (4,561,360)      (5,305,170)
	Total shareholders' equity	            (312,327)        (549,276)


Total liabilities and shareholders' equity	  $   14,312       $    1,941


	See accompanying notes to financial statements


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Years Ended March 31, 2002 and 2003





	                                             Year Ended       Year Ended
	                                              March 31,        March 31,
           	                                        2002             2003



Revenues                       	                  $      638       $        0




Operating expenses:
  Salaries	                                           0          207,500
  Marketing	                                      41,606                0
  General and administrative	                     337,627          333,310
Total operating expenses	                     379,233          540,810

Equity in net loss of unconsolidated affiliate	           0          203,000

Net loss	                                  $ (378,595)      $ (743,810)


Basic and dilutive loss per share	             $  (.17)         $  (.13)





	See accompanying notes to financial statements




	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Years Ended March 31, 2002 and 2003



	                                            Year Ended       Year Ended
	                                             March 31,        March 31,
        	                                       2002             2003


Cash flows from operating activities
  Net loss                        	           $  (378,595)     $  (743,810)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation	                                 7,963              488
	  Common stock issued for services	       184,700          266,295
	  Preferred stock issued for payable	             0           37,566
 	  Changes in operating assets and
		liabilities
		  Prepaid expenses	                19,250           13,000
		  Accounts payable	                77,878          (90,782)
		  Accrued expenses	                16,741           17,652
		  Due to Affiliate	                     0          297,208
	  Short term borrowings	                         5,400              500
Net cash provided by (used in) operating
	activities	                               (66,663)        (201,883)


Cash flows from investing activities
  Investment in Affiliate	                             0          203,000
 Net cash provided by (used in) investing
	activities	                                     0          203,000


Cash flows from financing activities
  Proceeds from issuance of common stock	        59,500                0
  Issuance of preferred stock in payment of
    interest	                                         7,000                0
 Net cash provided by (used in) financing
	activities	                                66,500                0


Net increase (decrease) in cash	                          (163)           1,117

Cash, beginning of year	                                   251               88

Cash, end of year	                               $    88        $   1,205




	See accompanying notes to financial statements


	Federal Security Protection Services, Inc.
	Statements of Shareholders' Equity
	For the Years Ended March 31, 2002 and 2003





	                                                Year Ended       Year Ended
	                                                 March 31,        March 31,
        	                                           2002             2003



Convertible preferred stock:
  Balance, beginning of year            	        $       0       $   70
  Convertible preferred stock issued	                       70           74
  Convertible preferred stock converted	                        0          (10)

	Balance, end of year	                               70          134



Common stock and paid in capital:
  Balance, beginning of year	                       3,997,833        4,248,963
  Common stock issued	                                 251,130          506,797

	Balance, end of year	                       4,248,963         4,755,760



Accumulated deficit:
  Balance, beginning of year	                       (4,182,765)      (4,561,360)
  Net loss	                                         (378,595)        (743,810)

	Balance, end of year	                       (4,561,360)      (5,305,170)



Total shareholders' equity	                     $   (312,327)      $ (549,276)





	See accompanying notes to financial statements





	NOTES TO FINANCIAL STATEMENTS




NOTE	1  Summary of significant accounting policies

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

On December 1, 2001, the Company ended its pursuit of developing an Internet boating site. The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, rendered putting further resources into Internet boating unviable. Accordingly, the boating website was closed in January, 2002. On March 12, 2002 Web4Boats.com, Inc. changed its name to Federal Security Protection Services, Inc. The acquisition of Iris Broadband, Inc. (see note 2) on September 6, 2002, allowed the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company provides its products and services to customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. It develops custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. These integrated solutions can be deployed on a secure network which provides integrated access to 85% of the United States and in 115 countries. The Company also provides desktop-to-desktop managed security network solutions and other policy-based services. The Company expects to fulfill its plans and, as a going concern to derive revenues during fiscal year 2003, by its acquisition of existing security related companies.

Property and equipment
Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero.

Income taxes
The Company has total net operating loss carryforwards at March 31, 2003 of approximately $2,986,000 for federal tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 for federal tax purposes.

Earnings per share
On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each annual period ended with the reverse stock split retroactively applied to the year ended March 31, 2002.


NOTE 2  Acquisition

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue
Code Section 368 (a)(1)(B). In keeping with the provisions of SFAS No. 141 "Business Combinations" for such transactions completed after June 30, 2001, the acquisition was accounted for by the purchase method. Per terms of the contract between the two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. As discussed in Note 7, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. According to Accounting Research Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18.
A net loss by Iris Broadband, Inc. of approximately $457,000 for the period September 6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and is reported on the Income Statement "Equity in net loss of unconsolidated affiliate" for the period ending March 31, 2003.


NOTE 3  Shareholders' equity

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totaling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at March 31, 2003 is 9,275,000 shares with an option price of $.07-.16 per share, and $1,151,750 in total, and with a market price at date of grant of $.06-.11 per share, and $683,500 in total. Outstanding options expire from April to December, 2007.

Issuance of preferred stock
In September, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion and voting rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2003.

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

On March 12, 2002, with the Company effecting its ten for one reverse split of its common stock, as discussed in Note 2, the conversion and voting rights of Series A preferred changed from 100 to 10 shares of common stock.

As discussed in Note 2, in September, 2002, 70,000 shares of preferred stock was designated as Series B preferred stock and issued to the shareholders of Iris Broadband, Inc. in exchange for all the capital stock of Iris. Series B preferred stock has conversion and voting rights of one share of Series B preferred to 100 shares of common stock.


On January 15, 2003, 10,000 shares of preferred stock was designated as Series C preferred stock and 3,800 shares, valued at $37,566, were issued to a creditor of Iris in exchange for a reduction in the Company's "Due to Affiliate" liability account for the same amount.


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

At March 31, 2002, the Company had unsecured promissory notes, inclusive of accrued interest, of $183,192, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

At March 31, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $201,343, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%.

Stock options
Represented in outstanding stock options are 9,200,000 shares at March 31, 2003, to related parties.


NOTE 5  Statements of Cash Flows

Financial instruments
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Noncash transactions
During the year ended March 31, 2003, the Company issued 3,467,000 shares of its common stock, of which 2,950,000 shares were to related parties. The shares were compensation in exchange for $177,900 in services, of which $101,100 had been accrued at March 31, 2002.

Interest paid
During the year ended March 31, 2002, the Company charged to operations interest expense of $27,741 and paid no interest. During the year ended March 31, 2003, the Company charged to operations interest expense of $23,271 and paid interest of $120.


NOTE 6  Commitments and Contingencies

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

On September 1, 2002, the Company entered into a seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria. Additionally, the Company has committed to pay the three officers up to $8,250,000 in total for early termination for other than death, disability, or breach of conduct. As discussed in Note 7, with the reversing and nullifying of the Company's acquisition of Iris Broadband, Inc., all contracts and stock options were cancelled.

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

Litigation
During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of March 31, 2002 and 2003.


NOTE 7  Subsequent Event

On June 9, 2003, the Company directors resolved to reverse the plan of reorganization that had taken place on September 6, 2002 with Iris Broadband, Inc. This plan to reverse the transaction includes transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders.
In return, the Company will transfer back to the former Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. from the date of reorganization to its reversal on June 9, 2003 will be forgiven by Iris Broadband, Inc. As of March 31, 2003, this amount totaled $297,208 and is included on the Company's Balance Sheet under "Due to Affiliate."


NOTE 8  Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the unviability of remaining in the Internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity. Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the managed security and IP secured services industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. Additionally, management is actively looking for a profitable private company that is intent on becoming publicly held by acquisition in a manner similar to the Iris Broadband, Inc. transaction. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to operate in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.















ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Pursuant to the Company's Certificate of Incorporation and its By-Laws, The members of the Board of Directors serve for one-year terms. The Company's directors and executive officers as of March 31, 2003 were:

Name				Age		Position Held

Gary O'Neal			48         	President, Chief Executive Officer,
							Director

Michael Landers			54		Vice President-Finance, Treasurer,
							Director

Daniel Thornton			42		Secretary, Vice President-Business

							Development, Director

Dennis Schlagel			63		Director

Blair Merriam			45		Director

John Fentum			49		Director

Thomas Polich			47		Director



The reversal of the acquisition of Iris by the Company resulted in a significant change in the Board of Directors and executive offiers. The Company's current directors and executive officers as of June 9,2003 are:

Name				Age		Position Held

Blair Merriam			45         	President, Chief Executive Officer,
							Director

Daniel Thornton			42		Secretary, Vice President-Business

							Development, Director

Dennis Schlagel			63		Director


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
There have been significant material changes to both ownership and management of the Company, thus the tables below set forth information, as of March 31, 2003 and June 9, 2003, with respect to beneficial ownership of the Company's Common Stock and Series A, B and C Preferred Stock by each person known by the Company to be the beneficial owner of more than 5% of each class of its outstanding voting securities, by each director of the Company, by each executive officer and by all officers and directors of the Company as a group. Unless otherwise noted, each Shareholder has sole investment and voting power over the shares owned. Shares of Series A, B and C Preferred Stock vote with the Common Stock on all matters. Each of the share of the preferred stock series has 100 votes.
The reversal of the acquisition of Iris by the Company resulted in a significant change voting rights of the Board of Directors and executive officers as of June 9, 2003.

The table below gives effect to the issuance of 70,000 shares of Series B Preferred stock,issued upon the consummation of the Iris acquisition agreement in consideration of all of the outstanding common stock of Iris. Each share of Series B preferred stock has 100 votes. The Series B preferred stock could vote on all matters with the common stock of the Company.
The tables below also give effect to the issuance of 3,800 shares of Series C Preferred stock,issued upon execution of a Receipt and Release Agreement between Iris Broadband, Inc. and Directional Road Boring, Inc.

The preferred stock amounts shown are reflective of voting rights.

COMMON AND PREFERRED STOCK
NAME AND ADDRESS				AS OF 3/31/03
OF BENEFICIAL			 	AMOUNT AND NATURE OF  	PERCENTAGE OF
OWNER		                  	 BENEFICIAL OWNERSHIP	CLASS

Gary O'Neal			Common		2,000,000(4)	12.9%
(Pres. CEO, Director)		Series B	2,600,000	37.1%
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers			Common		2,010,000(4)	12.9%
(Treas., V.P.-Fin/Dir)(5)	Series B	2,085,000	29.8%
400 Poydras St., #1510
New Orleans, LA 70130

Dennis Schlagel (1) (Dir.)  	Common		3,400,000(2)	20.3%
P.O. Box 3171			Series A	  250,000	41.7%
Cheyenne, WY 82003

Daniel Thornton 		Common       	  212,500	 1.4%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (5)(Director)	Common     	3,089,000(3)	20.3%
P.O. Box 3235			Series A	  250,000	41.7%
Cheyenne, WY 82003

John Fentum		        Common		   50,000	  .3%
(Director)
400 Poydras St., #1510
New Orleans, LA 70130

Thomas Polich			Common		   50,000	.3%
(Director)
400 Poydras St., #1510
New Orleans, LA 70130

Dori Merriam(9)			Series A	  100,000	16.7%
P.O. Box 9822
Newport Beach, CA 92658

Edward Reynolds			Common		1,700,000(7)	10.9%
400 Poydras St., #1510		Series B	1,830,000	26.1%
New Orleans, LA 70130

Mary O'Leary			Series C	  380,000	100.0%
P.O. Box 7914
Metairie, LA 70010

All directors and executive	Common		12,511,500(8)	68.3%
officers as a group		Series A	   500,000	83.3%
(7 persons) at 3/31/03		Series B	 4,685,000	66.9%
				Series C	    -0-		 0.0%

- - --------------------
(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 1,500,000 shares that may be acquired directly pursuant to the exercise of options and 280,000 shares that may be
acquired by Latin Foods, a company wholly owned by Mr. Schlagel.Includes 600,000 common shares owned by Latin Foods, and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.
(3)	Includes 1,340,000 shares that may be acquired directly
pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc.,a company wholly owned by Mr. Blair Merriam.
(4)	Include options to acquire 1,000,000 shares of common stock
issued on April 24, 2002 and to acquire 1,000,000 shares of common stock issued on September 1,2002.
(5)	Mr. Michael Landers and Mr. Blair Merriam are brothers in law.
(6)	Includes 25,000 shares that may be acquired directly pursuant to the exercise of options.
(7)Include options to acquire 700,000 shares of common stock issued on April 24, 2002 and to acquire 1,000,000 shares of common stock issued on September 1,2002.
(8)	Include options to acquire 9,050,000 shares of common stock.  Includes
3,461,500 of common shares which is 55.2% of the 6,275,211 common shares outstanding.
(9)	Dori Merriam is an aunt to Blair Merriam through her husband's family.


The table below gives effect to the reversal of the acqusition of Iris Broadband, Inc. as of June 9, 2003 and the return to treasury of the 70,000 shares of Series B Preferred stock. The table also shows the current officers and directors.

The preferred stock amounts shown are reflective of voting rights.

COMMON AND PREFERRED STOCK
NAME AND ADDRESS				AS OF 6/09/03
OF BENEFICIAL			 	AMOUNT AND NATURE OF  	PERCENTAGE OF
OWNER		                  	 BENEFICIAL OWNERSHIP	CLASS

Dennis Schlagel (1) (Dir.)  	Common		3,400,000(2)	34.7%
P.O. Box 3171			Series A	  250,000	41.7%
Cheyenne, WY 82003

Blair Merriam (1) 		Common     	3,089,000(3)	31.5%
(Pres. CEO, Director)		Series A	  250,000	41.7%
P.O. Box 3235
Cheyenne, WY 82003

Daniel Thornton 		Common       	  212,500	 2.2%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Dori Merriam(5)			Series A	  100,000	16.7%
P.O. Box 9822
Newport Beach, CA 92658

Mary O'Leary			Series C	  380,000	100.0%
P.O. Box 7914
Metairie, LA 70010

All directors and executive	Common		 6,701,500(4)	68.4%
officers as a group		Series A	   500,000	83.3%
(3 persons) at 6/09/03		Series C	    -0-		 0.0%

- - --------------------
(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 1,500,000 shares that may be acquired
directly pursuant to the exercise of options and 280,000 shares that may be acquired by Latin Foods, a company wholly owned by Mr. Schlagel.Includes 600,000 common shares owned by Latin Foods, and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.
(3)	Includes 1,340,000 shares that may be acquired directly
pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc.,a company wholly owned by Mr. Blair Merriam.
(4)	Include options to acquire 3,300,000 shares of common stock.  Includes
3,401,500 of common shares which is 54.2% of the 6,275,211 common shares outstanding.
(5)	Dori Merriam is an aunt to Blair Merriam through her husband's family.


ITEM 10.  EXECUTIVE COMPENSATION.
The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2003.

Long Term Compensation
Annual Compensation           Awards
                    ---------------------  ----------------------
Name                                 Other               Securities
And                                  Annual  Restriced   Under-      All Other
Principal                            Compen- Stock       lying        Compen-
Position           Salary      Bonus sation  Awards      Options      sation

Gary S. O'Neal      $102,083(1)	-0- 	  -0-   -0-     2,000,000(2)    -0-
President, Chief
Executive Officer
Michael T. Landers  $ 93,333(1) -0-       -0-   -0-     2,000,000(2)    -0-
Secretary, V.P.,
Finance, Director

(1)Per agreement with FSPS, which owes this amount at 3/31/03 per terms of an employment contract commencing 9/1/02, both Iris and the employee have agreed for FSPS to reclassify the accrued payroll to "Due to Iris" in which Iris will reclassify employee advances to the "Due from Affiliates-FSPS" account, all as part of the reversal of the acquisition of Iris.

(2)	Includes options to acquire 1,000,000 shares of common stock issued on April 24, 2002 and to acquire 1,000,000 shares of common stock issued on September 1,2002. The exercise price of the options issued in April is $.15 per share and the market price of the Company's Common Stock on the date of grant was $.03 per share. The exercise price of the options issued in September is $.07 per share and the market price of the Company's Common Stock on the date of grant was $.06 per share. These options were subsequently cancelled as of June 9, 2003 due to resignation as an employee and director.

See "Security Ownership of Certain Beneficial Owners and Management" in
Item 11, below and "Certain Relationships and Related Transactions" in
Item 12, below.

No other executive officer of the Company receives an annual salary and bonus in excess of $100,000.

EMPLOYMENT ARRANGEMENTS
The Company had employment agreements with Mr. O'Neal and Mr. Landers effective September 1, 2002. The agreements were terminated by mutual agreement effective June 9, 2003.

See "Certain Relationships and Related
Transactions" in Item 12, below.

STOCK OPTIONS AND WARRANTS
Options were issued during the fiscal year ended March 31, 2003 as follows:

Name and			Number of	Option
Principal Position		Options		Price	Date of Award

Gary O'Neal			1,000,000	$.15	4/25/02
(Pres. CEO, Director)		1,000,000	$.07	9/1/02
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers			1,000,000	$.15	4/25/02
(Treas., V.P.-Fin/Dir)(5)	1,000,000	$.07	9/1/02
400 Poydras St., #1510
New Orleans, LA 70130

Edward Reynolds			  700,000	$.15	4/25/02
400 Poydras St., #1510		1,000,000	$.07	9/1/02
New Orleans, LA 70130

John Fentum			   25,000	$.16	12/6/02
(Director)
400 Poydras St., #1510
New Orleans, LA 70130

Thomas Polich			   25,000	$.16	12/6/02
(Director)
400 Poydras St., #1510
New Orleans, LA 70130

DIRECTORS COMPENSATION
The Company's directors are reimbursed for expenses incurred on behalf of the Company. The Company adopted a policy for payment of compensation to non-employee directors on December 12, 2002, including:
--an annual retainer of $2,500, paid in December 2003 for having served on the Board for all of 2003;
--$250 for each Board or committee meeting for participation in person. If participation was via telephone, the fee is $50;
--an annual retainer of $250 to committee chairpersons;
--a non-disctretionary stock option grant of 10,000 shares for having served on the Board all of 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There have been significant material changes to both ownership and management of the Company as of June 9, 2003,thus the tables below set forth information,as of March 31, 2003 and June 9, 2003, with respect to the number and percentage of outstanding shares of Company Common Stock and Series A, B and C Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director,
(iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of June 23, 2003.


				AS OF 3/31/03
COMMON STOCK			NUMBER OF SHARES OF
NAME AND ADDRESS OF	        COMMON STOCK		PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED	OWNERSHIP

Gary O'Neal			    -0-			 0.0%
(Pres. CEO, Director)
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers			   10,000		 0.2%
(Treas., V.P.-Fin/Dir)(1)
400 Poydras St., #1510
New Orleans, LA 70130

Dennis Schlagel (2) (Dir.)  	1,620,000(3)		25.8%
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton 		  212,500	 	 3.4%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (2)(Director)	1,569,000		25.0%
P.O. Box 3235
Cheyenne, WY 82003

John Fentum		           25,000	  	 0.3%
(Director)
400 Poydras St., #1510
New Orleans, LA 70130

Thomas Polich			   25,000		 0.3%
(Director)
400 Poydras St., #1510
New Orleans, LA 70130

All directors and executive	3,461,500		55.2%
officers as a group
(7 persons) at 3/31/03


- - --------------------
(1)	Mr. Michael Landers and Mr. Blair Merriam are brothers in law.
(2)	Dennis Schlagel and Blair Merriam are first cousins.
(3)	Includes 600,000 common shares owned by Latin Foods,and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.

The table below gives effect to the reversal of the acqusition of Iris Broadband, Inc. as of June 9, 2003. The table also shows the current officers and directors.

				AS OF 6/09/03
COMMON STOCK			NUMBER OF SHARES OF
NAME AND ADDRESS OF	        COMMON STOCK		PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED	OWNERSHIP

Dennis Schlagel (1) (Dir.)  	1,620,000(2)		25.8%
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton 		  212,500	 	 3.4%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (Director)	1,569,000		25.0%
P.O. Box 3235
Cheyenne, WY 82003

All directors and executive	3,401,500		54.2%
officers as a group
(3 persons) at 6/09/03

(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 600,000 common shares owned by Latin Foods,and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.



SERIES A PREFERRED STOCK*    AS OF 3/31/03 AND 6/09/03
				NUMBER OF SHARES OF
NAME AND ADDRESS OF	        SERIES A PREFERRED STOCK PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED	 OWNERSHIP

Dennis Schlagel (1) (Dir.)   		25,000		  41.7%
P.O. Box 3171
Cheyenne, WY 82003

Blair Merriam (1) (2) (Dir.)		25,000		  41.7%
P.O. Box 3235
Cheyenne, WY 82003

Dori Merriam (2)			10,000		  16.7%
P.O. Box 9822
Newport Beach, CA 92658

All current directors and executive 	50,000		  83.3%
officers as a group (2 persons)
- - --------------------
* Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock after November 16, 2002. Series A Preferred Stock votes with the Common Stock on all matters. There are 60,000 shares of Series A Preferred stock outstanding. The designation of rights and preferences are set forth in an exhibit to the Company's Form 10SB filed November 24, 1999, and has been amended effective November 16, 2000, to increase the authorized shares in the class to 70,000. The number of shares of Series A preferred shown above does not give effect to the 1 for 10 reverse split of the common stock, thus the Series A Preferred stock, once converted to common stock will immediately undergo a 10 to 1 reverse split of the common stock subsequent to the conversion to common stock.

(1)	Mr. Dennis Schlagel and Mr. Blair Merriam are first cousins.
(2)	Dori Merriam is an aunt to Mr. Blair Merriam through her husband's family.


				AS OF 3/31/03
SERIES B PREFERRED STOCK*	NUMBER OF SHARES OF
NAME AND ADDRESS OF	        SERIES B PREFERRED STOCK	PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED		OWNERSHIP

Gary O'Neal			   	2,600,000		 37.1%
(Pres. CEO, Director)
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers			   	2,085,000		 29.8%
(Treas., V.P.-Fin/Dir)(1)
400 Poydras St., #1510
New Orleans, LA 70130


Edward Reynolds				1,830,000		 26.1%
400 Poydras St., #1510
New Orleans, LA 70130

All current directors and executive 	4,685,000		 66.9%
officers as a group (2 persons)

* Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after March 6, 2003. Series B Preferred Stock votes with the Common Stock on all matters. There are 70,000 shares of Series B Preferred stock outstanding. The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002.


The reversal of the acqusition of Iris Broadband, Inc. on June 9, 2003 resulted in the return to treasury of the 70,000 shares of Series B Preferred stock. As of June 9, 2003 there are no Series B Preferred shares outstanding.

AS OF 3/31/03
SERIES C PREFERRED STOCK*	NUMBER OF SHARES OF
NAME AND ADDRESS OF	        SERIES C PREFERRED STOCK	PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED		OWNERSHIP

Mary O'Leary			  3,800				100.0%
P.O. Box 7914
Metairie, LA 70010

* Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock after January 15, 2004. Series C Preferred Stock votes with the Common Stock on all matters. There are 3,800 shares of Series C Preferred stock outstanding as of March 31, 2003. The designation of rights and preferences were filed with the State of Delaware Secretary of State on January 22, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The following individuals received stock registered under S-8 in lieu of compensation.
Per Share
Name		 Date		Description	 Amount		Valuation
Blair Merriam	 April 2002	S-8 Common Stock 300,000 shares	   $.05
Theodore Merriam April 2002	S-8 Common Stock  50,000 shares	   $.05
Sidney Bradpiece January 2003	S-8 Common Stock  60,000 shares	   $.09
John Fentum	 January 2003	S-8 Common Stock  25,000 shares	   $.09
Thomas Polich	 January 2003	S-8 Common Stock  25,000 shares	   $.09

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
The Company had a filing on Form 8-K on September 19, 2002 disclosing the change in control due to the acquisiton of Iris Broadband. Subsequent amendments were filed on November 20 and 25, 2002 and on January 27, 2003. Recent changes of management and in control due to the reversal of the acquisition are disclosed in this 10k filing and are reported within the required time frame.

There are no exhibits.


SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)  FEDERAL SECURITY PROTECTION SERVICES, INC.

By:  /s/ Blair J. Merriam
Blair J. Merriam, Chief Executive Officer, President, Director
Date:	June 29, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Daniel Thornton
Daniel Thornton, Director
Date:	June 29, 2003