Form 10QSB
period 2003-06-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2003-08-14
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2003

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

		August 12,2003, 9,975,211 shares.




	Transitional Small Business Format (Check one):  Yes [ ] No [x]










		FEDERAL SECURITY PROTECTION SERVICES, INC.
			    FORM 10-QSB

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Independent Accountant's Review Report--------------------------------- 3
Balance Sheets--------------------------------------------------------- 4
Statements of Operations----------------------------------------------- 6
Statements of Cash Flows----------------------------------------------- 8
Notes to Financial Statements------------------------------------------ 9
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 14
PART II  OTHER INFORMATION--------------------------------------------- 21
Item	1.  Legal Proceedings-------------------------------------------- 21
Item	2.  Changes in Securities---------------------------------------- 21
Item	3.  Defaults Upon Senior Securities------------------------------ 21
Item	4.  Submission of Matters to a Vote of Security Holders---------- 21
Item	5.  Other Information-------------------------------------------- 21
Item	6.  Exhibits and Reports----------------------------------------- 21
Signatures------------------------------------------------------------- 21



































PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.





Independent Accountant's Review Report







July 29, 2003



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying balance sheets of Federal Security Protection Services, Inc. as of June 30, 2002 and 2003, and the related statements of operations and cash flows for each of the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Federal Security Protection Services, Inc.

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


Carl S. Sanko
Topanga, California




Federal Security Protection Services, Inc.
	Balance Sheets
	June 30, 2002 and 2003







							June 30,         June 30,
           	                                        2002             2003



Assets


Current assets
  Cash						   $      220        $     583
  Prepaid expenses	    				1,250                0
	Total current assets	  			1,470              583


Property and equipment
  Equipment	    					2,444            2,444
	  						2,444            2,444
  Accumulated depreciation	     			(1,342)          (1,830)
	Property and equipment, net	 		1,102              614


Other assets
  Investment in Affiliate 	       			 0                0
	Total other assets	     			 0                0


Total assets					$    2,572       $    1,197












	See accompanying notes to financial statements

	- Unaudited -






	Federal Security Protection Services, Inc.
	Balance Sheets
	June 30, 2002 and 2003




						June 30,         June 30,
                                                 2002             2003



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	    $   81,970       $   60,621
  Accrued expenses				31,349           37,475
  Accrued litigation settlement			42,500           42,500
    Short-term borrowings	   		156,580          178,960
	Total current liabilities		312,399          319,556



Shareholders' equity (deficit)
  Convertible preferred stock, par value of $.001,
20,000,000 shares authorized.
	70,000 shares designated Series A and 70,000
	shares issued and outstanding at June 30, 2002,
	and 60,000 shares at June 30, 2003. Aggregate
	liquidation preference of $600,000 at
	June 30, 2003. 					70               60
10,000 shares designated Series C and none
	issued and outstanding at June 30, 2002,
	and 3,800 shares at June 30, 2003. Aggregate
	liquidation preference of $380,000 at
	June 30, 2003. 					0                4
  Common stock, par value $.001,
	100,000,000 shares authorized,
	5,750,209 and 6,275,211 issued
	and outstanding at June 30, 2002
	and 2003, respectively	 		5,750            6,275
  Paid in capital				4,459,426        5,049,263
  Accumulated deficit				(4,775,073)      (5,373,961)
	Total shareholders' equity		(309,827)        (318,359)


Total liabilities and shareholders' equity    $    2,572       $    1,197




	See accompanying notes to financial statements

	- Unaudited -



	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended June 30, 2002 and 2003






	   				3 Months Ended   3 Months Ended
					June 30,         June 30,
          	                        002              2003






Revenues    				$        0        $        0






Operating expenses:
  General and administrative	   		213,713            68,791
Total operating expenses	 		213,713            68,791

Loss from operations			       (213,713)         ( 68,791)

Other income	         	         	   0                 0


Net income (loss)				$ (213,713)       $ ( 68,791)


Basic and dilutive income (loss) per share	$  (.045)         $  (.011)













	See accompanying notes to financial statements

	- Unaudited -




	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Three Months Ended June 30, 2002 and 2003




	       					3 Months Ended  3 Months Ended
						June 30,        June 30,
           	                                2002            2003

Cash flows from operating activities
  Net income (loss)                       	$ (213,713)      $ ( 68,791)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	   	122              122
	  Common stock issued for services	216,213                0
	  Changes in operating assets and
		liabilities
	  	  Prepaid expenses	  	11,750                0
		  Accounts payable		(18,978)          50,456
		  Accrued expenses	 	4,438           (7,087)
       	  Short-term borrowings       	      	300           22,179
Net cash provided by (used in) operating
	activities	  			132           (3,121)


Cash flows from investing activities	       0                0
 Net cash provided by (used in) investing
	activities	   			0                0


Cash flows from financing activities
   Proceeds from paid in capital	 	0            2,500
 Net cash provided by (used in) financing
	activities	      			0            2,500


Net increase (decrease) in cash	 		132             (621)

Cash, beginning of period			88            1,204

Cash, end of period			$     220        $     583







	See accompanying notes to financial statements

	- Unaudited -







NOTES TO FINANCIAL STATEMENTS


NOTE	1  Summary of significant accounting policies

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

	The Company had no revenues for the three months ended June 30, 2002 and 2003. The Company expects, as a going concern, to derive revenues from the acquisition of existing security related companies in the remaining quarters of fiscal year 2003.


	Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero.

	Income taxes
	The Company has total net operating loss carryforwards at June 30, 2003 of approximately $2,798,326 for federal tax purposes. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011.


NOTE	2  Acquisition

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B). In keeping with the provisions of SFAS No. 141 "Business Combinations" for such transactions completed after June 30, 2001, the acquisition was accounted for by the purchase method. A major shareholder, creditor and former officer of the Company and a major shareholder and officer
of Iris are related parties.   Per terms of the contract between the
two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. According to Accounting Research Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18. A net loss by
Iris Broadband, Inc. of approximately $457,000 for the period September 6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and was reported on the Income Statement "Equity in net loss of unconsolidated affiliate" for the period ending March 31, 2003.

This plan to reverse the acquisition transaction includes transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders. In return, the Company will transfer back to the former
Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. and to these officers from the date of reorganization to its reversal on June 9, 2003 will be forgiven by Iris Broadband, Inc. As of June 9, 2003, this amount totaled $299,708. Due to the elimination of this liability as a result of the reversal of the acquisition and due to the related party nature of these transactions, the $299,708 was not treated as extraordinary income for the current period ending June 30, 2003, but was reversed by an increase to paid in capital.


NOTE	2  Shareholders' equity

	Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totalling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period
April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at March 31, 2003 is 6,275,000 shares with an option price of $.15-.16 per share, and $941,750 in total, and with a market price at date of grant of $.08-.11 per share, and $503,500 in total. Outstanding options expire from April to December, 2007.

	Issuance of preferred stock
	In September, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred were sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at June 30, 2002.

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

On March 12, 2002, the Company effected a ten for one reverse split of its common stock. As a result of the split, the conversion and voting rights of Series A preferred changed from 100 to 10 shares of common stock.

On January 15, 2003, 10,000 shares of preferred stock was designated as Series C preferred stock with conversion rights of one share of Series C
preferred to 100 shares of common stock.   Also, on that date, 3,800 shares,
valued at $37,566, were issued to a creditor of Iris in exchange for a reduction in the Company's liabilities to Iris for the same amount.


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

At June 30, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $216,435, payable to seven shareholders, and that bear annual interest at a rate of 12%.

	Stock options
	Represented in outstanding stock options are 6,200,000 shares at June 30, 2003, to related parties.


NOTE	4  Statements of Cash Flows

	Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

	Noncash transactions
	During the three months ended June 30, 2002, the Company issued 3,042,000 shares of its common stock, of which 2,650,000 shares were to related parties. The shares were compensation in exchange for $152,100 in services, of which $71,100 had been accrued at March 31, 2002.

	Interest paid
	During the three months ended June 30, 2002 and 2003, the Company charged to operations interest expense of $8,688 and $5,092, respectively. No interest was paid for either period.


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

	On April 25, 2002, the Company entered into a six month professional services agreement with Iris Broadband, Inc. under which the Company agreed to pay $20,000 per month and 2,700,000 in stock options (see Note 2). Iris Broadband, Inc.'s responsibilities under the agreement will be to fully develop and refine the Company's business plan, and establish the Company in the Internet and private network security business. Coincidental with the professional services agreement, the Company signed a letter of intent to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris Broadband, Inc. by September 30, 2002 that resulted in Iris Broadband, Inc. becoming a wholly-owned subsidiary of the Company on September 6, 2002 in a transaction whereby the stockholders of Iris Broadband, Inc. received 70,000 shares of the Company's $.001 par value Series B preferred stock.

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

	Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount remains accrued as of June 30, 2003.


NOTE 6  Subsequent event

	Subsequent to June 30, 2003, the Company issued 3,700,000 shares of restricted common stock to related parties and others in payment of $166,500 in consulting and legal services rendered during the period January 1 through July 31, 2003 of which $48,964 was accrued at June 30, 2003.


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

The Company's corporate headquarters and its operating office are located at 400 Poydras Street, Suite 1510, New Orleans, LA 70130.

In March 2002, The Company's then General Manager was authorized by the Directors of the Company to seek suitable candidates in the field of security, for acquisition by the Company. In furtherance of this aim the Company executed an agreement with Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of the State of Louisiana, (hereinafter "Iris") pursuant to which it was agreed that the Company would acquire all of the issued and outstanding stock of Iris. Iris and the Company executed a letter of intent on April 25, 2002 to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris by September 30, 2002 in which Iris would become a wholly-owned subsidiary of the Company whereby the stockholders of Iris would receive 70,000 shares of the Company's $.001 par value Series B preferred stock. On April 25, 2002, the Company also entered into an agreement with Iris whereby Iris agreed to render certain services to the Company that are designed to accelerate the Company's business realignment.

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

On June 9,2003, The Board of Directors approved the reversal of the plan of reorganization of Iris Broadband, Inc. and the Company. This action came about as an assessment was done of the costs required to be a public company, particularly in light of recently enacted Sarbanes-Oxley regulations. Iris had underwritten all costs since prior to the merger, and could not afford to continue to do so. Compliance with these new regulations is onerous for small publicly-held companies without the financial and staff resources necessary to be devoted to all of the requirements. The issued and outstanding shares of Preferred Series B stock of FSPS were transferred back to FSPS by the former Iris shareholders in return for the Iris shares. All stock options issued to Gary O'Neal, Michael Landers,Edward Reynolds, John Fentum and Thomas Polich were cancelled upon the approval of the unwind resolution. Additionally, Gary O'Neal, Michael Landers and Edward Reynolds resigned from their respective Director and employment positions. Mr. Fentum and Mr. Polich resigned from the Board of Directors.

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

There was no revenue for the three months ended June 30,2003 or 2002. Operating expenses for the three months ended June 30,2003 and 2002 consisted entirely of general and administrative expense. These amounts were $213,713 in 2002 and $68,791 for the three months ended June 30, 2003. $59,139, or 86%, of the 2003 total was for professional fees, and of this amount, $16,639 was for accounting and legal fees and $42,500 was for consulting fees.

There was no salary expense for the three months ended June 30,2003 or the three months ended June 30, 2002.

The Company does not have any non-officer employees.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,2002 the current asset balance was $1,470.  As of June 30,
2003, the Company had current assets of $583.    Total assets for the
same respective periods were $2,572 and $1,197. As of June 30, 2002, the Company had current liabilities of $312,399. At June 30,
2003 the current liability balance was $319,556. There were no long term liabilities at June 30, 2002 or 2003.

Total shareholders' equity was ($309,827) and ($318,359) as of June 30, 2002 and 2003, respectively.

The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through the issuance of equity or a merger.

PLAN OF OPERATION
Over the coming months the Company plans to devote most of its efforts and financial resources toward identifying prospective buyers of the Company.

There can be no assurance that funding or deals will be available to the Company. In the event that such funding is not available to the Company, then FSPS would be forced to use whatever cash is generated.

Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could restrict our operations or finances. If we are unable to obtain additional financing as needed, we may be required to further reduce the scope of our operations which could have a material adverse effect on the business, results of operations and financial condition.

SUBSEQUENT EVENTS
On July 31, 2003 the FSPS Board of Directors approved the merger of ClearWire Networks, Inc. ("ClearWire") and FSPS into a single corporation pursuant to the "Agreement and Plan of Merger between ClearWire Networks, Inc. and Federal Security Protection Services, Inc." Closing is to be held ten days after adoption of the Agreement by shareholders of ClearWire. As of August 14, 2003, approval had not been given by the ClearWire shareholders.

On July 31, 2003 a Form S-8 was filed with the Securities and Exchange Commission notifying of the issuance of 3,700,000 shares of common stock for services rendered to nine individuals,including John E. Shaunfield, Todd T. Grassi, Blair J. Merriam, Daniel W. Thornton, Dennis Schlagel, Richard A. Hennig, Michael T. Landers, Gary S. O'Neal and Theodore A. Merriam. Refer to the SEC EDGAR website to obtain a copy of this Form
S-8 filing:http://www.sec.gov/cgi-bin/browse-edgar?company=federal+security+
protection+services&CIK=&State=&SIC=&action=getcompany.

KNOWN RISKS AND TRENDS
SEASONALITY
The Company does not expect to be sensitive to seasonal fluctuation.


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.

				-Shares Outstanding-
Type of Security		6/30/02		6/30/03			Increase
Common Stock			5,750,209	6,275,211		 525,002
Series A Preferred Stock	   70,000	   60,000		 (10,000)
Series B Preferred Stock	   70,000	    -0-		   	 (70,000)
Series C Preferred Stock	     -0-	    3,800		   3,800


Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports.

Exhibit 1.1


CERTIFICATION  BY BLAIR J. MERRIAM  PURSUANT TO SECURITIES  EXCHANGE ACT RULE
13a-14

I, Blair J. Merriam, certify that:

I have reviewed this quarterly report on Form 10-QSB of Federal Security Protection Services, Inc. (the "Registrant").

1. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3. As the Registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. As the Registrant's certifying officer, I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. As the Registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  August 14, 2003

/s/ Blair J. Merriam
- -----------------------
Blair J. Merriam
President, Chief Executive Officer & Treasurer



Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair J. Merriam, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Blair J. Merriam
- -------------------------------------
Blair J. Merriam
President, Chief Executive Officer & Treasurer



August 14, 2003



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.

Date:	August 14, 2003				/s/ Blair J. Merriam
	________________			__________________________
						Blair J. Merriam, President and CEO