Form 10QSB
period 2003-09-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2003-11-14
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                                FORM 10-QSB



(Mark One)

      [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES

EXCHANGE ACT OF 1934



      For the quarterly period ended September 30, 2003



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



            November 10,2003, 7,975,211 shares.






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







November 10, 2003



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying balance sheets of Federal Security Protection Services, Inc. as of September 30, 2002 and 2003, and the related statements of operations and cash flows for each of the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Federal Security Protection Services, Inc.

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





Carl S. Sanko
Topanga, California




	Federal Security Protection Services, Inc.
	Balance Sheets
	September 30, 2002 and 2003







	September 30,    September 30,
   	                                           2002             2003



Assets


Current assets
  Cash	                                      $      156        $       5
  Prepaid expenses	                               0                0
	Total current assets	                     156                5


Property and equipment
  Equipment	                                   2,444            2,444
	                                           2,444            2,444
  Accumulated depreciation	                  (1,464)          (1,952)
	Property and equipment, net	             980              492


Other assets
  Investment in Affiliate 	                 200,748                0
	Total other assets	                 200,748                0


Total assets	                              $  201,884       $      497



	See accompanying notes to financial statements

	- Unaudited -



	Federal Security Protection Services, Inc.
	Balance Sheets
	September 30, 2002 and 2003


	                                      September 30,    September 30,
           	                                    2002             2003


Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                   	       $  113,810       $   11,957
  Accrued expenses	                           35,673           42,845
  Accrued litigation settlement	                   42,500           42,500
    Short-term borrowings	                  204,781          179,060
	Total current liabilities	          396,764          276,362


Shareholders' equity (deficit)
  Convertible preferred stock, par value of $.001,
20,000,000 shares authorized.
	70,000 shares designated Series A and 70,000
	shares issued and outstanding at September 30, 2002,
	and 60,000 shares at September 30, 2003. Aggregate
	liquidation preference of $600,000 at
	September 30, 2003. 	                       70               60
	70,000 shares designated as Series B and
	issued and outstanding at September 30, 2002
	and none at September 30, 2003.  Aggregate
	liquidation preference of $7,000,000 at
	September 30, 2002. 	                       70                0
10,000 shares designated Series C and none
	issued and outstanding at September 30, 2002,
	and 3,800 shares at September 30, 2003. Aggregate
	liquidation preference of $380,000 at
	September 30, 2003. 	                        0                4
  Common stock, par value $.001,
	100,000,000 shares authorized,
	6,065,209 and 7,975,211 issued
	and outstanding at September 30, 2002
	and 2003, respectively	                     6,065            7,975
  Paid in capital	                         4,702,223        5,124,063
  Accumulated deficit	                        (4,903,308)      (5,407,967)
	Total shareholders' equity	          (194,880)        (275,865)


Total liabilities and shareholders' equity	$  201,884       $      497




	See accompanying notes to financial statements

	- Unaudited -


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended September 30, 2002 and 2003




                                                 3 months Ended   3 months Ended
	                                          September 30,    September 30,
         	                                       2002              2003



Revenues                       	                 $        0        $        0



Operating expenses:
  General and administrative	                    125,983            34,006
Total operating expenses	                    125,983            34,006

Loss from operations	                           (125,983)         ( 34,006)

Equity in net loss of unconsolidated affiliate	      2,252                 0


Net income (loss)	                         $ (128,235)       $ ( 34,006)


Basic and dilutive income (loss) per share	   $  (.022)         $  (.005)






	See accompanying notes to financial statements

	- Unaudited -


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Six Months Ended September 30, 2002 and 2003



	   6 months Ended   6 months Ended
	September 30,    September 30,
                                                       2002              2003




Revenues                       	                 $        0        $        0





Operating expenses:
  General and administrative	                    339,696           102,797
Total operating expenses	                    339,696           102,797

Loss from operations	                           (339,696)        ( 102,797)

Equity in net loss of unconsolidated affiliate	     2,252                 0


Net income (loss)	                         $ (341,948)      $ ( 102,797)


Basic and dilutive income (loss) per share	$  (.065)         $  (.015)





	See accompanying notes to financial statements

	- Unaudited -




	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Six Months Ended September 30, 2002 and 2003




	                                          6 months Ended   6 months Ended
	                                            September 30,    September 30,
           	                                         2002             2003

Cash flows from operating activities
  Net income (loss)                       	     $ (341,948)     $ ( 102,797)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	                    244              244
	  Common stock issued for services	         57,899           76,500
	  Changes in operating assets and
		liabilities
	  	  Prepaid expenses	                 13,000                0
		  Accounts payable	                 12,863            1,791
		  Accrued expenses	                 56,762           (1,716)
       	  Short-term borrowings       	                    500           22,279
Net cash provided by (used in) operating
	activities	                               (200,680)          (3,699)


Cash flows from investing activities
Net investment in subsidiary	                        200,748                0
 Net cash provided by (used in) investing
	activities	                                      0                0


Cash flows from financing activities
   Proceeds from paid in capital	                      0            2,500
 Net cash provided by (used in) financing
	activities	                                      0            2,500


Net increase (decrease) in cash	                             68         (1,199)

Cash, beginning of period	                             88            1,204

Cash, end of period	                              $     156        $       5







	See accompanying notes to financial statements

	- Unaudited -





	NOTES TO FINANCIAL STATEMENTS


NOTE	1  Summary of significant accounting policies

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

	The Company had no revenues for the six months ended September 30, 2002 and
2003.  The Company expects, as a going concern, to derive revenues from the acquisition of existing companies in the remaining quarters of fiscal year
2003.

	Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method.  Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method.  For the year ended March 31, 2002, all trademarks related to
Web4Boats.com, Inc. were written down to zero.

	Income taxes
	The Company has total net operating loss carryforwards at September 30, 2003 of approximately $2,755,832 for federal tax purposes.  A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized.  Net operating loss carryforwards begin to expire in fiscal year
2011.

NOTE	2  Acquisition

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B). In keeping with the provisions of SFAS No. 141 "Business Combinations" for such transactions completed after September30, 2001, the acquisition was accounted for by the purchase method. A major shareholder, creditor and former officer of the Company and a major
shareholder and officer of Iris are related parties.   Per terms of the
contract between the two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. According to Accounting Research Bulletin No. 51, while a c ontrolling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18. A net loss by Iris Broadband, Inc. of approximately $457,000 for the period September 6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and was reported on the Income Statement "Equity in net loss of unconsolidated affiliate" for the period ending March 31, 2003. Reported on the Statements of Operations for the three and six months ended September 30, 2002 is the Company's loss from affiliate of $2,252.

This plan to reverse the acquisition transaction included transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders. In return, the Company transferred back to the former Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. and to these officers from the date of reorganization to its reversal on June 9, 2003 will be forgiven by Iris Broadband, Inc. As of June 9, 2003, this amount totaled $299,708. Due to the elimination of this liability as a result of the reversal of the acquisition and due to the related party nature of these transactions, the $299,708 was not treated as extraordinary income for the six months ending September 30, 2003, but was reversed by an increase to paid in capital.


NOTE	3 Shareholders' equity

	Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totalling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at September 30, 2003 is 6,275,000 shares with an option price of $.15-.16 per share, and $941,750 in total, and with a market price at date of grant of $.08-.11 per share, and $503,500 in total. Outstanding options expire from April to December, 2007.

	Issuance of preferred stock
	In September, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 10,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred were sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at September 30, 2003.

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

At September 30, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $221,905, payable to six shareholders, and that bear annual interest at a rate of 12%.

	Stock options
	Represented in outstanding stock options are 6,200,000 shares at September 30, 2003, to related parties.


NOTE	5  Statements of Cash Flows

	Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

	Noncash transactions
	During the six months ended September 30, 2002, the Company issued 3,042,000 shares of its common stock, of which 2,650,000 shares were to related parties.
The shares were compensation in exchange for $152,100 in management and legal services, of which $71,100 had been accrued at March 31, 2002.

	During the six months ended September 30, 2003, the Company issued 1,700,000 shares of its common stock, of which 1,500,000 shares were to related parties.
The shares were compensation in exchange for $76,500 in management and legal services.

	Interest paid
	During the six months ended September 30, 2002 and 2003, the Company charged to operations interest expense of $14,382 and $10,463, respectively.  No interest was paid for either period.


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

	On April 25, 2002, the Company entered into a six month professional services agreement with Iris Broadband, Inc. under which the Company agreed to pay $20,000 per month and 2,700,000 in stock options (see Note 2). Iris Broadband, Inc.'s responsibilities under the agreement were to fully develop and refine the Company's business plan, and establish the Company in the Internet and private network security business. Coincidental with the professional services agreement, the Company signed a letter of intent to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris Broadband, Inc. by September 30, 2002 that resulted in Iris Broadband, Inc. becoming a wholly-owned subsidiary of the Company on September 6, 2002 in a transaction whereby the stockholders of Iris Broadband, Inc. received 70,000 shares of the Company's $.001 par value Series B preferred stock.

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

	Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount remains accrued as of September 30, 2003.


NOTE 7  Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the inviability of remaining in the Internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity. Note 1 also describes management's plans in regard to perpetuating its existence through this new opportunity related to the managed security and IP secured services industry. The Company has the ability to raise funds through the public equity market and, as stated in Notes 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. Additionally, management is actively looking for a profitable private company that is intent on becoming publicly held by acquisition in a manner similar to the Iris Broadband, Inc. transaction. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to operate in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.




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

The Company's corporate headquarters and its operating office are located at 400 Poydras Street, Suite 1510, New Orleans, LA 70130.

On April 25, 2002 the Company executed an agreement with Iris Broadband, Inc., a corporation organized and existing under and pursuant to the laws of the State of Louisiana, (hereinafter "Iris") pursuant to which it was agreed that the Company would acquire all of the issued and outstanding stock of Iris. Iris and the Company executed a letter of intent to negotiate, execute and consummate a tax-free stock exchange acquisition of Iris by September 30, 2002 in which Iris would become a wholly-owned subsidiary of the Company whereby the stockholders of Iris would receive 70,000 shares of the Company's $.001 par value
Series B preferred stock. On April 25, 2002, the Company also entered into an agreement with Iris whereby Iris agreed to render certain services to the Company that were designed to accelerate the Company's business realignment.



On September 6, 2002 the Company acquired all of the outstanding stock of Iris and thus acquired the business of Iris.



On June 9,2003, The Board of Directors approved the reversal of the plan of reorganization of Iris Broadband, Inc. and the Company. The issued and outstanding shares of Preferred Series B stock of FSPS were transferred back to FSPS by the former Iris shareholders in return for the Iris shares. All stock options issued to Iris officers and associates were cancelled upon the approval of the unwind resolution. Additionally, Iris officers and associates resigned from their respective Director and employment positions.



BUSINESS

The reversal of the acquisition of Iris necessitated a search for an entity looking to acquire a publicly-held company. On July 31, 2003 the FSPS
Board of Directors approved the merger of ClearWire Networks, Inc. ("ClearWire") and FSPS into a single corporation pursuant to the "Agreement and Plan of Merger between ClearWire Networks, Inc. and
Federal Security Protection Services, Inc." Closing was to be held ten days after adoption of the Agreement by shareholders of ClearWire. Approval was never received from the ClearWire shareholders.

On July 31, 2003 a Form S-8 was filed with the Securities and Exchange Commission notifying of the issuance of 3,700,000 shares of common stock for services rendered to nine individuals,including John E. Shaunfield, Todd T. Grassi, Blair J. Merriam, Daniel W. Thornton, Dennis Schlagel, Richard A. Hennig, Michael T. Landers, Gary S. O'Neal and Theodore A. Merriam. Refer to the SEC EDGAR website to obtain a copy of this Form S-8 filing:http://www.sec.gov/cgi-bin/browse-edgar?company= federal+security+protection+services&CIK=&State=&SIC=&action=getcompany.
2,000,000 of the shares were issued to Messrs. Shaunfield and Grassi.
These shares were returned back to the Company when it became apparent that the merger with Clearwire would not occur.

The officers of the Company continue to seek suitable buyer or merger candidates.


RESULTS OF OPERATIONS


There was no revenue for the three months and six months ended September 30,2003 or 2002. Operating expenses for the three months and six months ended September 30,2003 and 2002 consisted entirely of general and administrative expense. These amounts were $125,983 in 2002 and $34,006 for the three months ended September 30, 2003. They were $339,996 in 2002 and $102,797 for the six months ended September 30, 2003.

There was no salary expense for the three months or six months ended September30,2003 or the three months or six months ended September 30, 2002.

The Company does not have any non-officer employees.

LIQUIDITY AND CAPITAL RESOURCES

At September 30,2002 the current asset balance was $156.  As of September 30,
2003, the Company had current assets of $5.    Total assets for the
same respective periods were $201,884 and $497. As of September 30, 2002, the Company had current liabilities of $396,764. At September 30,
2003 the current liability balance was $276,362. There were no long term liabilities at September 30, 2002 or 2003.

Total shareholders' equity was ($194,880) and ($275,865) as of September 30, 2002 and 2003, respectively.

The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through the issuance of equity or a merger.


PLAN OF OPERATION

Over the coming months the Company plans to devote most of its efforts and financial resources toward identifying prospective buyers or merger candidates of the Company.

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


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.



                        -Shares Outstanding-

Type of Security        9/30/02           9/30/03                 Increase

Common Stock                  6,275,211   7,975,211          1,700,000

Series A Preferred Stock         70,000      60,000         (10,000)

Series B Preferred Stock         -0-          -0-              -0-

Series C Preferred Stock          3,800       3,800            -0-



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

Date:  November 14, 2003

/s/ Blair J. Merriam
- -----------------------
Blair J. Merriam
President, Chief Executive Officer & Treasurer



Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB for the period ended Sept 30, 2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair J. Merriam, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

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