Form 10QSB
period 2003-12-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2004-02-17
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                                FORM 10-QSB



(Mark One)

      [x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES

EXCHANGE ACT OF 1934



      For the quarterly period ended December 31, 2003



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



            December 31, 2003, 7,975,211 shares.






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






January 30, 2004



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying consolidated balance sheets of Federal Security Protection Services, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations for each of the three months and nine months then ended, and the related consolidated statements of cash flows for each of the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Federal Security Protection Services, Inc.

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




Carl S. Sanko
Topanga, California




	Federal Security Protection Services, Inc.
	Balance Sheets
	December 31, 2002 and 2003







	                                          December 31,    December 31,
           	                                  2002             2003



Assets


Current assets
  Cash	                                         $      156              315
	Total current assets	                        156              315


Property and equipment
  Equipment	                                      2,444            2,444
  Accumulated depreciation	                    ( 1,586)         ( 2,074)
	Property and equipment, net	                858              370


Other assets
  Investment in Affiliate 	                    111,662                0
	Total other assets	                    111,662                0


Total assets	                                 $  112,676       $      685





	See accompanying notes to financial statements

	- Unaudited -


	Federal Security Protection Services, Inc.
	Balance Sheets
	December 31, 2002 and 2003



	                                                December 31,    December 31,
           	                                         2002             2003



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	            $  113,810       $  100,828
  Accrued expenses	                               163,868           48,292
  Accrued litigation settlement	                        42,500           42,500
  Short-term borrowings	                               156,781          184,061
	Total current liabilities	               476,959          375,681


Shareholders' equity (deficit)
  Convertible preferred stock, par value of
$.001, 20,000,000 shares authorized.
	70,000 shares designated as Series A with 70,000
shares issued and outstanding at December 31, 2002
	and 60,000 shares at December 31, 2003.  Aggregate
	liquidation preference of $600,000 at
	December 31, 2003. 	                            70               60
    	70,000 shares designated as Series B and
	issued and outstanding at December 31, 2002
	and 20,000 shares at December 31, 2003.  Aggregate
	liquidation preference of $2,000,000 at
	December 31, 2003. 	                            70               20
	10,000 shares designated as Series C with none
	issued and outstanding at December 31, 2002
	and 3,800 at December 31, 2003.  Aggregate
	liquidation preference of $380,000 at
	December 31, 2003. 	                             0                4
  Common stock, par value $.001, 100,000,000
	shares authorized, 6,065,209 and 7,975,211
	issued and outstanding at December 31, 2002
	and 2003, respectively	                         6,065            7,975
  Paid in capital	                             4,702,223        5,134,043
  Accumulated deficit	                            (5,072,711)      (5,517,098)
	Total shareholders' equity	            (  364,283)      (  374,996)


Total liabilities and shareholders' equity	    $  112,676       $      685



	See accompanying notes to financial statements

	- Unaudited -


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Nine months Ended December 31, 2002 and 2003






	                                          9 Months Ended   9 Months Ended
	                                           December 31,    December 31,
          	                                    2002              2003





Revenues                       	                   $        0        $        0




Operating expenses:
  General and administrative	                      420,013           211,928
Total operating expenses	                      420,013           211,928

Loss from operations	                             (420,013)         (211,928)


Equity in net loss of unconsolidated affiliate	       91,338                 0



Net income (loss)	                           $ (511,351)       $ (211,928)



Basic and dilutive income (loss) per share	    $  (.092)          $  (.028)





	See accompanying notes to financial statements

	- Unaudited -




	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended December 31, 2002 and 2003






	                                             3 Months Ended   3 Months Ended
	                                              December 31,    December 31,
          	                                       2002              2003






Revenues                       	                    $        0        $       0




Operating expenses:
  General and administrative	                        80,316           109,130
Total operating expenses	                        80,316           109,130


Loss from operations	                              ( 80,316)         (109,130)


Equity in net loss of unconsolidated affiliate	        88,738                 0



Net income (loss)	                           $ (169,054)       $ (109,130)



Basic and dilutive income (loss) per share	     $  (.028)         $  (.014)



	See accompanying notes to financial statements

	- Unaudited -



	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Nine months Ended December 31, 2002 and 2003



	                                             9 Months Ended  9 Months Ended
	                                               December 31,   December 31,
           	                                       2002            2003



Cash flows from operating activities
  Net income (loss)                       	     $ (511,351)      $ (211,928)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	                   366              366
	  Common stock issued for services	       152,100           76,500
	  Preferred stock issued for services	             0           10,000
	  Changes in operating assets and
		liabilities
		  Prepaid expenses	                13,000                0
		  Accounts payable	                12,863           90,663
		  Accrued expenses	               129,590            3,730
	  Short-term borrowings        	                   500           27,279
Net cash provided by (used in) operating
	activities	                              (202,932)          (3,390)

Cash flows from investing activities
  Net investment in subsidiary 	                       203,000                0
 Net cash provided by (used in) investing
	activities	                               203,000                0

Cash flows from financing activities
   Proceeds from paid in capital	                     0            2,500
 Net cash provided by (used in) financing
	activities	                                     0            2,500

Net increase (decrease) in cash	                            68            (890)

Cash, beginning of period	                            88            1,205

Cash, end of period	                             $     156        $     315





	See accompanying notes to financial statements

	- Unaudited -


	NOTES TO FINANCIAL STATEMENTS



NOTE	1  Summary of significant accounting policies

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

	The Company had no revenues for the nine months ended September
30, 2002 and 2003. The Company expects, as a going concern, to derive revenues from the acquisition of existing companies in subsequent quarters.

	Property and equipment
	Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero.

	Income taxes
	The Company has total net operating loss carryforwards at September 30, 2003 of approximately $3,112,500 for federal tax purposes. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011.


NOTE	2  Acquisition

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B). In keeping with the provisions of SFAS No. 141 "Business Combinations" for such transactions completed after September30, 2001, the acquisition was accounted for by the purchase method. A major shareholder, creditor and former officer of the Company and a major shareholder and officer
of Iris are related parties.   Per terms of the contract between the two
companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction.
According to Accounting Research Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18.
A net loss by Iris Broadband, Inc. of approximately $457,000 for the period September 6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and was reported on the Income Statement
"Equity in net loss of unconsolidated affiliate" for the period ending
March 31, 2003. Reported on the Statements of Operations for the three and nine months ended December 31, 2002 is the Company's loss from affiliate of $88,738 and $91,338, respectively.

This plan to reverse the acquisition transaction included transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders. In return, the Company transferred back to the former Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay
$480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. and to these officers from the date of reorganization to its reversal on June 9, 2003 will be forgiven by Iris Broadband, Inc. As of June 9, 2003, this amount totaled $299,708. Due to the elimination of this liability as a result of the reversal of the acquisition and due to the related party nature of these transactions, the $299,708 was not treated as extraordinary income for the nine months ending December 31, 2003, but was reversed by an increase to paid in capital.


NOTE	3 Shareholders' equity

	Stock options
	During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totalling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions:
expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at December 31, 2003 is 6,275,000 shares with an option price of $.15-.16 per share, and $941,750 in total, and with a market price at date of grant of $.08-.11 per share, and $503,500 in total. Outstanding options expire from April to December, 2007.

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

	On November 11, 2003, 20,000 shares of Series B preferred stock were issued in exchange for management services valued at $10,000, of which $5,000 was to a related party.


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

	At December 31, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $232,353, payable to six shareholders, and that bear annual interest at a rate of 12%.

	Stock options
	Represented in outstanding stock options are 6,200,000 shares at December 31, 2003, to related parties.


NOTE	5  Statements of Cash Flows

	Financial instruments
	The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

	Noncash transactions
	During the nine months ended December 31, 2002, the Company issued 3,042,000 shares of its common stock, of which 2,650,000 shares were to related parties.
The shares were compensation in exchange for $152,100 in management and legal services, of which $71,100 had been accrued at March 31, 2002.


	During the nine months ended December 31, 2003, the Company issued 1,700,000 shares of its common stock, of which 1,500,000 shares were to related parties. The shares were compensation in exchange for $76,500 in management and legal services.

	During the nine months ended December 31, 2003, the Company issued 20,000 shares of its Series B preferred stock, of which 10,000 shares was to a related party. The shares were compensation in exchange for $10,000 in management services.

	Interest paid
	During the six months ended December 31, 2002 and 2003, the Company charged to operations interest expense of $18,826 and $15,909, respectively. No interest was paid for either period.


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

	Litigation
	During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500.
The unpaid settlement amount remains accrued as of December 31, 2003.


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

BUSINESS

	The reversal of the acquisition of Iris necessitated a search for an entity looking to acquire a publicly-held company. On July 31, 2003 the FSPS
Board of Directors approved the merger of ClearWire Networks, Inc.
("ClearWire") and FSPS into a single corporation pursuant to the
"Agreement and Plan of Merger between ClearWire Networks, Inc. and
Federal Security Protection Services, Inc."  Closing was to be held ten days after adoption of the Agreement by shareholders of ClearWire.
Approval was never received from the ClearWire shareholders.  The merger with Clearwire did not occur.

	The officers of the Company continue to seek suitable buyer or merger candidates.


RESULTS OF OPERATIONS


	There was no revenue for the three months and nine months ended December 31,2003 or 2002. Operating expenses for the three months and nine months ended December 31,2003 and 2002 consisted entirely of general and administrative expense. These amounts were $80,316 in 2002 and $109,130 for the three months ended December 30, 2003. They were $420,013 in 2002 and $211,928 for the nine months ended December 30, 2003.

	There was no salary expense for the three months or nine months ended December 30, 2003 or the three months or nine months ended December 30, 2002.

	The Company does not have any non-officer employees.

LIQUIDITY AND CAPITAL RESOURCES

	At December 31, 2002 the current asset balance was $156. As of December 31,2003, the Company had current assets of $315. Total assets for the same respective periods were $112,676 and $685. As of December 31, 2002, the Company had current liabilities of $476,959. At December 31,
2003 the current liability balance was $375,681. There were no long term liabilities at December 31, 2002 or 2003.

	Total shareholders' equity was ($364,283) and ($374,996) as of December 31,
2002 and 2003, respectively.

	The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures.  The Company intends to meet its needs through the issuance of equity or a merger.


PLAN OF OPERATION

	Over the coming months the Company plans to devote its efforts and financial resources toward identifying prospective buyers or merger candidates of the Company.

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


PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.



                        -Shares Outstanding-

Type of Security       	      12/31/02    12/31/03           Increase/(Decrease)

Common Stock                  6,065,210   7,975,211          1,910,001

Series A Preferred Stock         70,000      60,000            (10,000)

Series B Preferred Stock         70,000      20,000            (50,000)

Series C Preferred Stock          -0-         3,800              3,800



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

Date:  February 13, 2004

/s/ Blair J. Merriam
- -----------------------
Blair J. Merriam
President, Chief Executive Officer & Treasurer



Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB for the period ended December 31,2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair J. Merriam, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

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



February 13, 2004



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	February 13, 2004				/s/ Blair J. Merriam
	________________			__________________________
						Blair J. Merriam, President and CEO