Form 10KSB
period 2004-03-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2004-06-29
CIK 1098278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004





[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1924
For the transition period from ___________ to ___________
Commission file number 000-28335
FEDERAL SECURITY PROTECTION SERVICES, INC.
(Name of Small Business Issuer in its Charter)
                DELAWARE                              84-1080043
     (State or other jurisdiction                    (I.R.S. Employer
          of incorporation or                      Identification Number)
organization)

 4255 South Bannock St., Englewood, CO          	    80110
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
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $398,760.55 as of June 25, 2004, at closing price of $.05 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes __X__  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of each of the issuer's classes of common equity, as of June 25, 2004 is:
Common stock, par value $.001:  7,975,211

DOCUMENTS INCORPORATED BY REFERENCE
***

Transitional Small Business Disclosure Format (check one):
Yes ____ No __X__

PART I

ITEM 1.  DESCRIPTION OF BUSINESS
GENERAL
As of this filing Federal Security Protection Services, Inc., (the "Company") is not engaged actively in any business. As of June 9, 2003 the acquisition of Iris Broadband, Inc. ("Iris") was reversed, therefore the Company has no active business (see "Subsequent Events") since that time.
The financial statements contained herein reflect the reversal of the acquisition of Iris, and therefore show unconsolidated financial statements reflecting only FSPS results.

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


The Company's principal place of business is 4255 South Bannock St., Englewood, CO 80110.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
The corporate headquarters, now located in Englewood Colorado consists of approximately 400 square feet of space located at 4255 South Bannock St., Englewood, CO 80110.

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


As of March 31, 2004 there were approximately 600 record owners of Common Stock. The Company has not paid any dividends on its Common Stock since inception.
It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Stock options
All options were exercisable at time of grant and no options have been exercised as of March 31, 2004. The number of shares represented by stock options outstanding at March 31, 2004 are 6,225,000 shares with an option price of $.07 to $.15 per share,and with a market price at date of grant of $.09 to $2.00 per share. Outstanding options expire on various dates from March 2007 to December 2007.

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

Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after March 6, 2003. Series B Preferred Stock votes with the Common Stock on all matters. There were 70,000 shares of Series B Preferred stock outstanding as of March 31, 2003. The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002. The reversal of the acqusition of Iris Broadband, Inc. on June 9, 2003 resulted in the return to treasury of the 70,000 shares of Series B Preferred stock. In November, 2003, 20,000 shares of Series B stock were issued to two related parties for providing the Company with management services during the calender year ending December 31, 2003. Therefore, as of March 31, 2004, the Company has 20,000 shares of Series B Preferred outstanding.

Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock after January 15, 2004. Series C Preferred Stock votes with the Common Stock on all matters. There are 3,800 shares of Series C Preferred stock outstanding as of March 31, 2004. The designation of rights and preferences were filed with the State of Delaware Secretary of State on January 22, 2002.

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

On June 9, 2003 the acquisition of Iris was reversed. The former management of Iris desired to return to the status of a privately-held company due to the expense of being a public company, the difficulty in raising additional operating capital and the newly adopted onerous regulations governing all public companies. (See "Subsequent Events").

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

The Company's principal place of business is 4255 South Bannock St., Englewood, CO 80110.

RESULTS OF OPERATIONS
The financial statements contained herein reflect the reversal of the acquisition of Iris, and therefore show unconsolidated financial statements reflecting only FSPS results, not including Iris results.

Revenues for the fiscal year ended March 31, 2003 were $-0-. For the fiscal year ended March 31, 2004 revenues were $-0-. Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. Salaries expense was $207,500 and $-)- in the fiscal years ended March 31, 2003, and 2004 respectively. General and administrative expense was $333,310 and 276,010 in the fiscal years ended March 31, 2003, and 2004 respectively. Executive compensation in the form of salary and common stock options were granted to Dennis Schlagel, Blair Merriam and Daniel Thornton in the form of S-8 stock. (See "Security Ownership of Certain Beneficial Owners and Management" Item 11 below, "Executive Compensation"
Item 6 below,and "Certain Relationships and Related Transactions" Item
12 below.) The Company has total net loss as of March 31, 2003 of $743,810 and as of March 31, 2004 of $276,446. The accumulated deficit as of March 31, 2003 was $5,305,170 and as of March 31, 2004 of $5,581,616.

The Company does not have any non-officer employees.

Effective June 9, 2003, Mr. O'Neal and Mr. Landers resigned as officers and directors of the Company. Mr. Blair Merriam was elected to the position of President and CEO as of June 9, 2003. On April 30, 2004 Mr. Blair Merriam resigned his position as President and CEO of the Company. Mr. Dennis Schlagel was elected as CEO on April 30 2004. No compensation plan is in place for him.

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

In August, 2000, the outstanding 10,000 shares of Series A preferred stock were converted to 1,000,000 shares of common stock. The Series A preferred shares were then cancelled and returned to the status of authorized and unissued. In November, 2001, 70,000 shares of Series A preferred stock were issued as incentive to four related parties for providing the Company with operating capital from loans totaling $20,000 and from purchase of common stock for $50,000. The Company currently has 60,000 shares of Series A outstanding as of March 31, 2004.

With respect to fiscal years beyond March 31, 2004, the Company will need to raise additional capital to meet operating requirements. Revenues have decreased and expenses have continued to exceed revenues. Accordingly, the Company does not expect to be able to fund operations from internally generated funds for the foreseeable future.

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





June 3, 2004


To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have audited the accompanying balance sheets of Federal Security Protection Services, Inc. as of March 31, 2004 and 2003, and the related statements of operations, cash flows, and shareholders' equity for each of the two years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, such financial statements present fairly, in all material respects, the financial position of Federal Security Protection Services, Inc. as of March 31, 2004 and 2003, and the results of operations and their cash flows for each of the two years ended March 31, 2004 and 2003 in conformity with generally accepted accounting principles.

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




Carl S. Sanko
Topanga, California





	Federal Security Protection Services, Inc.
	Balance Sheets
	March 31, 2004 and 2003







	                                                March 31,        March 31,
           	                                            2004             2003


Assets


Current assets
Prepaid expenses	                              $   8,011        $   1,205
	Total current assets	                          8,011            1,205


Property and equipment
  Equipment	                                          2,444            2,444
  Accumulated depreciation	                         (2,196)          (1,708)
	Property and equipment, net	                    248              736


Other assets
  Investment in Affiliate 	                              0                0
	Total other assets	                              0                0


Total assets	                                      $   8,259        $   1,941









	See accompanying notes to financial statements



	Federal Security Protection Services, Inc.
	Balance Sheets
	March 31, 2004 and 2003

	                                               March 31,       March 31,
        	                                           2004            2003


Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	            $  153,200       $   10,166
  Accrued expenses	                                52,028           44,562
  Due to Affiliate	                                     0          297,208
  Accrued litigation settlement	                        42,500           42,500
  Short-term borrowings	                               200,045          156,781
	Total current liabilities	               447,773          551,217

Commitments and contingencies

Shareholders' equity (deficit)
  Convertible preferred stock, par value of
	$.001, 20,000,000 shares authorized,
	70,000 shares designated Series A and 60,000
	issued and outstanding at March 31, 2004 and
	March 31, 2003, respectively. Aggregate
	liquidation preference of $600,000 at
	March 31, 2004.	                                     60               60
	100,000 shares designated Series B and 20,000
	issued and outstanding at March 31, 2004
	and 70,000 at March 31, 2003. Aggregate
	liquidation preference of $2,000,000 at
	March 31, 2004.	                                     20               70
	10,000 shares designated Series C and 3,800
	issued and outstanding at March 31, 2002 and
	at March 31, 2003, respectively. Aggregate
	liquidation preference of $380,000 at
	March 31, 2004.				      	      4               4
  Common stock, par value $.001,
	100,000,000 shares authorized,
	7,975,211 and 6,275,211 issued
	and outstanding at March 31, 2004
	and 2003, respectively	                         7,975            6,275
  Paid in capital	                             5,134,043        4,749,485
  Accumulated deficit	                            (5,581,616)      (5,305,170)
	Total shareholders' equity	              (439,514)        (549,276)


Total liabilities and shareholders' equity	    $    8,259       $    1,941




	See accompanying notes to financial statements


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Years Ended March 31, 2004 and 2003





	                                          Year Ended       Year Ended
	                                            March 31,        March 31,
           	                                       2004             2003



Revenues                       	                   $        0       $        0




Operating expenses:
  Salaries	                                            0          207,500
  Marketing	                                          436                0
  General and administrative	                      276,010          333,310
Total operating expenses	                      276,446          540,810

Equity in net loss of unconsolidated affiliate	            0          203,000

Net loss	                                   $ (276,446)      $ (743,810)


Basic and dilutive loss per share	             $  (.04)         $  (.13)









	See accompanying notes to financial statements




	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Years Ended March 31, 2004 and 2003





	                                               Year Ended     Year Ended
	                                                 March 31,      March 31,
        	                                             2004           2003


Cash flows from operating activities
  Net loss                        	             $  (276,446)   $  (743,810)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation	                                     488            488
	  Common stock issued for services	          76,500        266,295
	  Preferred stock issued for services	          10,000        266,295
	  Preferred stock issued for payable	               0         37,566
 	  Changes in operating assets and
		liabilities
		  Prepaid expenses	                       0         13,000
		  Accounts payable	                 143,034        (90,782)
		  Accrued expenses	                   7,466         17,652
		  Due to Affiliate	                       0        297,208
	  Short term borrowings	                          43,264            500
Net cash provided by (used in) operating
	activities	                                   4,306       (201,883)


Cash flows from investing activities
  Investment in Affiliate	                               0        203,000
 Net cash provided by (used in) investing
	activities	                                       0        203,000


Cash flows from financing activities
Proceeds from paid in capital	                           2,500              0
 Net cash provided by (used in) financing
	activities	                                   2,500              0


Net increase (decrease) in cash	                           6,806          1,117

Cash, beginning of year	                                   1,205             88

Cash, end of year	                               $   8,011      $   1,205





	See accompanying notes to financial statements


	Federal Security Protection Services, Inc.
	Statements of Shareholders' Equity
	For the Years Ended March 31, 2004 and 2003





                                                  Year Ended       Year Ended
                                                    March 31,        March 31,
       	                                                2004             2003



Convertible preferred stock:
  Balance, beginning of year            	  $      134       $       70
  Convertible preferred stock issued	                  20               74
  Convertible preferred stock retired	                 (70)              74
  Convertible preferred stock converted	                   0              (10)

	Balance, end of year	                          84              134



Common stock and paid in capital:
  Balance, beginning of year	                      4,755,760         4,248,963
  Common stock issued	                                386,258           506,797

	Balance, end of year	                      5,142,018         4,755,760



Accumulated deficit:
  Balance, beginning of year	                      (5,305,170)      (4,561,360)
  Net loss	                                        (276,446)        (743,810)

	Balance, end of year	                      (5,581,616)      (5,305,170)



Total shareholders' equity	                       $   (439,514)      $ (549,276)






	See accompanying notes to financial statements





	NOTES TO FINANCIAL STATEMENTS




NOTE	1  Summary of significant accounting policies

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

On December 1, 2001, the Company ended its pursuit of developing an
Internet boating site.  The much slower than anticipated growth in popularity of its website, with correspondingly minimal revenues, rendered putting further resources into Internet boating unviable. Accordingly, the boating website was closed in January, 2002. On March 12, 2002 Web4Boats.com, Inc. changed its name to Federal Security Protection Services, Inc. The acquisition of Iris Broadband, Inc. (see note 2) on September 6, 2002, allowed the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. Between September 6, 2002 and June 9, 2003, the Company provided products and services to customers (carriers, other IP-based service providers, systems integrators, business enterprises) on a turnkey or per-requirement basis. It developed custom solutions for securing virtual private networks, email/document security management, digital rights management, content delivery networks, IP-based video products suite and others requiring IP based network security solutions. These integrated solutions can be deployed on a secure network which provides integrated access to 85% of the United States and in 115 countries. The Company also provided desktop-to-desktop
managed security network solutions and other policy-based services.   As
discussed in Note 2, the Company reversed its merger with Iris Broadband, Inc. and, as a result, discontinued business operations. The Company expects to fulfill its plans and, as a going concern to derive revenues during fiscal year 2004 and following years, by its acquisition of existing security related companies or by pursuing feasible opportunities in other industries.

Property and equipment
Equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method. Trademarks are recorded at cost and amortized over estimated useful lives of five years using the straight-line method. For the year ended March 31, 2002, all trademarks related to Web4Boats.com, Inc. were written down to zero.

Income taxes
The Company has total net operating loss carryforwards at March 31, 2004 of approximately $3,174,000 for federal tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 for federal tax purposes.

Earnings per share
The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each annual period ended.


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


NOTE 3  Shareholders' equity

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totaling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at March 31, 2004 is 6,225,000 shares with an option price of $.15 per share, and $933,750 in total, and with a market price at date of grant of $.08 per share, and $498,000 in total. Outstanding options expire in April, 2007.

Issuance of preferred stock
In August, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock and 10,000 shares of preferred stock was designated as Series A preferred stock with conversion and voting rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at March 31, 2004.

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

On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The conversion and voting rights of Series A preferred changed from 100 to 10 shares of common stock. Also in March, 2002, 10,000 shares of the Series A preferred were converted into 100,000 shares of common stock.
As discussed in Note 2, in September, 2002, 70,000 shares of preferred stock was designated as Series B preferred stock and issued to the shareholders of Iris Broadband, Inc. in exchange for all the capital stock of Iris. Series B preferred stock has conversion and voting rights of one share of Series B preferred to 100 shares of common stock. The shares were retired upon reversal of the merger on June 9, 2003.

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

At March 31, 2004, the Company had unsecured promissory notes, inclusive of accrued interest, of $227,073, payable to six shareholders, and that bear annual interest at a rate of 12%.


Stock options
Represented in outstanding stock options are 6,200,000 shares at March 31, 2004, to related parties.


NOTE 5  Statements of Cash Flows

Financial instruments
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Noncash transactions
During the year ended March 31, 2003, the Company issued 1,700,000 shares of its common stock, of which 1,500,000 shares were to related parties. The shares were compensation in exchange for $76,500 in management and legal services.

Interest paid
During the year ended March 31, 2003, the Company charged to operations interest expense of $23,271 and paid interest of $120. During the year ended March 31, 2004, the Company charged to operations interest expense of $21,451 and paid interest of $322.

	During the year ended March 31, 2004, the Company issued 20,000 shares of its Series B preferred stock, of which 10,000 shares was to a related party. The shares were compensation in exchange for $10,000 in management services.

Additionally, at March 31, 2004, The Company has accrued $144,000 to three related parties for management services which will be compensated in the subsequent year with the issuance of 2,400,000 shares of common stock.


NOTE 6  Commitments and Contingencies

Litigation
During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of March 31, 2003 and 2004.


NOTE 7  Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the inviability of remaining in the Internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity.
Note 1 also describes management's plans in regard to perpetuating its existence through the managed security and IP secured services industry or by pursuing feasible opportunities in other industries. The Company has the ability to raise funds through the public equity market and, as stated in Notes 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. Additionally, management is actively looking for a profitable private company that is intent on becoming publicly held by acquisition in a manner similar to the Iris Broadband, Inc. transaction.
While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to operate in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Pursuant to the Company's Certificate of Incorporation and its By-Laws, The members of the Board of Directors serve for one-year terms. The Company's directors and executive officers as of March 31, 2004 were:

Name				Age		Position Held

Dennis Schlagel			64		CEO, Treasurer and Director

Blair Merriam			46		Director

Daniel Thornton			43		Secretary, Vice President-Business

							Development, Director


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
There have been significant material changes to both ownership and management of the Company, thus the tables below set forth information, as of March 31, 2004 with respect to beneficial ownership of the Company's Common Stock and Series A, B and C Preferred Stock by each person known by the Company to be the beneficial owner of more than 5% of each class of its outstanding voting securities, by each director of the Company, by each executive officer and by all officers and directors of the Company as a group. Unless otherwise noted, each Shareholder has sole investment and voting power over the shares owned. Shares of Series A, B and C Preferred Stock vote with the Common Stock on all matters. Each of the share of the preferred stock series has 100 votes.
The reversal of the acquisition of Iris by the Company resulted in a significant change in voting rights of the Board of Directors and executive officers as of June 9, 2003. More recent changes include the resignation of Mr. Blair Merriam as CEO and President, in addition to the immediate and subsequent election of Dennis Schlagel as CEO, both events were made effective April 30, 2004.

The preferred stock amounts shown are reflective of voting rights.

COMMON AND PREFERRED STOCK
NAME AND ADDRESS				AS OF 3/31/03
OF BENEFICIAL			 	AMOUNT AND NATURE OF  	PERCENTAGE OF
OWNER		                  	 BENEFICIAL OWNERSHIP	CLASS


Dennis Schlagel (1) (Dir.)  	Common		3,900,000(2)	27.5%
(Pres. CEO, Director)
P.O. Box 3171			Series A	  250,000	41.7%
Cheyenne, WY 82003

Daniel Thornton 		Common       	  462,500	 3.3%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (3)(Director)	Common     	3,339,000(3)	23.5%
P.O. Box 3235			Series A	  250,000	41.7%
Cheyenne, WY 82003              Series B        1,000,000       50.0%

Gary S. O'Neal (6)              Common          1,250,000         8.8%
400 Poydras St., #1510
New Orleans, LA 70130

Michael Lnders (7)              Common          1,250,000         8.8%
400 Poydras St., #1510
New Orleans, LA 70130

Dori Merriam(5)			Series A	  100,000	16.7%
P.O. Box 9822
Newport Beach, CA 92658

Jesus Peralta
P.O. Box 3235                   Series B        1,000,000       50.0%
Cheyenne, WY 82003

Mary O'Leary			Series C	  380,000	100.0%
P.O. Box 7914
Metairie, LA 70010


All directors and executive	Common		 7,451,500(4)	52.5%
officers as a group		Series A	   500,000	83.3%
(3 persons) at 3/31/04		Series B	 1,000,000	50.0%
				Series C	    -0-		 0.0%

- - --------------------
(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 1,500,000 shares that may be acquired directly pursuant to the exercise of options and 280,000 shares that may be
acquired by Latin Foods, a company wholly owned by Mr. Schlagel.Includes 600,000 common shares owned by Latin Foods, and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.
(3)	Includes 1,340,000 shares that may be acquired directly
pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc.,a company wholly owned by Mr. Blair Merriam.
(4)	Include options to acquire 3,300,000 shares of common stock.  Includes
4,151,500 of common shares which is 55.1% of the 7,975,211 common shares outstanding.
(5)	Dori Merriam is an aunt to Blair Merriam through her husband's family.
(6) Includes 1,000,000 shares that may be aquired directly pursuant to the exercise of options.
(7) Includes 1,000,000 shares that may be aquired directly pursuant to the exercise of options.


ITEM 10.  EXECUTIVE COMPENSATION.
The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2004.

Long Term Compensation
Annual Compensation           Awards
                    ---------------------  ----------------------
Name                                 Other               Securities
And                                  Annual  Restriced   Under-      All Other
Principal                            Compen- Stock       lying        Compen-
Position           Salary      Bonus sation  Awards      Options      sation

Dennis Schlagel      -0-    	-0-   -0-     -0-         -0-          -0-
Chief Executive Officer

Daniel Thornton      -0-        -0-   -0-     -0-         -0-          -0-
Secretary, V.P.
Business Dev.


No executive officer of the Company receives an annual salary and bonus in excess of $100,000.

EMPLOYMENT ARRANGEMENTS
The Company had employment agreements with Mr. O'Neal and Mr. Landers effective September 1, 2002. The agreements were terminated by mutual agreement effective June 9, 2003. The Company has no employment agreements in place as of March 31, 2004.

See "Certain Relationships and Related
Transactions" in Item 12, below.

STOCK OPTIONS AND WARRANTS
No options were issued during the fiscal year ended March 31, 2004.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

There have been significant material changes to both ownership and management of the Company as of June 9, 2003,thus the tables below set forth information,as of March 31, 2004 with respect to the number and percentage of outstanding shares of Company Common Stock and Series A, B and C Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission.
Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of March 31, 2004.


				AS OF 3/31/04
COMMON STOCK			NUMBER OF SHARES OF
NAME AND ADDRESS OF	        COMMON STOCK		PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED	OWNERSHIP


Dennis Schlagel (2) (3)   	3,900,000(2)	             27.5%
(CEO, Director)
P.O. Box 3171
Cheyenne, WY 82003

Daniel Thornton 		  462,500	              3.3%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1)(2)(6)         3,339,000(3)	             23.5%
P.O. Box 3235
Cheyenne, WY 82003

Gary S. O'Neal (4)              1,250,000                     8.8%
400 Poydras St., #1510
New Orleans, LA 70130

Michael Landers (1)(5)          1,250,000                     8.8%
400 Poydras St., #1510
New Orleans, LA 70130

All directors and executive	7,701,500		     54.2%
officers as a group
(3 persons) at 3/31/04


- - --------------------
(1)	Mr. Michael Landers and Mr. Blair Merriam are brothers in law.
(2)	Dennis Schlagel and Blair Merriam are first cousins.
(3)	Includes 600,000 common shares owned by Latin Foods,and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.
(4) Includes 1,000,000 shares that may be aquired directly pursuant to the exercise of options.
(5) Includes 1,000,000 shares that may be aquired directly pursuant to the exercise of options.
(6) Includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc.,a company wholly owned by Mr. Blair Merriam.


SERIES A PREFERRED STOCK*          AS OF 3/31/04
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

(1)	Mr. Dennis Schlagel and Mr. Blair Merriam are first cousins.
(2)	Dori Merriam is an aunt to Mr. Blair Merriam through her husband's family.


				AS OF 3/31/04
SERIES B PREFERRED STOCK*	NUMBER OF SHARES OF
NAME AND ADDRESS OF	        SERIES B PREFERRED STOCK	PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED		OWNERSHIP

Blair Merriam			   	1,000,000		 50.0%
(Director)
P.O. Box 3235
Cheyenne, WY 82003

Jesus Peralta			   	1,000,000		 50.0%
P.O. Box 3235
Cheyenne, WY 82003


All current directors and executive 	1,000,000		 50.0%
officers as a group (1 person)

* Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after November 11, 2004. Series B Preferred Stock votes with the Common Stock on all matters. There are 20,000 shares of Series B Preferred Stock outstanding. The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002.

The reversal of the acqusition of Iris Broadband, Inc. on June 9, 2003 resulted in the return to treasury of the 70,000 shares of Series B Preferred stock. Subsequently, 20,000 shares of Series B Preferred Stock were issued to Mr. Blair Merriam and Mr. Jesus Peralta as of March 31, 2004. Thus, 20,000 shares of Series B Preferred stock is currently outstanding as of March 31, 2004.

AS OF 3/31/04
SERIES C PREFERRED STOCK*	NUMBER OF SHARES OF
NAME AND ADDRESS OF	        SERIES C PREFERRED STOCK	PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED		OWNERSHIP

Mary O'Leary			  3,800				100.0%
P.O. Box 7914
Metairie, LA 70010

* Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock after January 15, 2004. Series C Preferred Stock votes with the Common Stock on all matters. There are 3,800 shares of Series C Preferred stock outstanding as of March 31, 2004. The designation of rights and preferences were filed with the State of Delaware Secretary of State on January 22, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The following individuals received stock registered under S-8 in lieu of compensation.
Per Share
Name		  Date		Description	 Amount		Valuation
Blair Merriam	  July 25 2003	S-8 Common Stock 250,000 shares	   $.045
Daniel Thornton   July 25 2003  s-8 Common Stock 250,000 shares    $.045
Dennis Schlagel   July 25 2003  s-8 Common Stock 250,000 shares    $.045
Richard A. Hennig July 25 2003  s-8 Common Stock 250,000 shares    $.045
Michael Landers   July 25 2003  s-8 Common Stock 250,000 shares    $.045
Gary S. O'Neal    July 25 2003  s-8 Common Stock 250,000 shares    $.045
Theodore Merriam  July 25 2003  s-8 Common Stock 200,000 shares    $.045


ITEM 13.  EXHIBITS AND REPORTS

Exhibit 1.1


Certification pursuant to Sarbanes-Oxley Section 302

 I, Dennis Schlagel, certify that:

 1. I have reviewed this annual report on Form 10-KSB of Federal Security Protection Services, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

         (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant is made known to myself by others, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this amended report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially effect, the registrant's internal controls over financial reporting; and

 5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent functions);

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



 /s/    Dennis Schlagel
 ---------------------
 Dennis Schlagel
 Chief Executive Officer
         and
 Treasurer

June 29, 2004



Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Federal Security
Protection Services, Inc. (the "Company") on Form 10-KSB for the period ended March 31,2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Dennis Schlagel, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Dennis Schlagel
- -------------------------------------
Dennis Schlagel
Chief Executive Officer & Treasurer



March 31, 2004



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	March, 2004				/s/ Dennis Schlagel
	________________			__________________________
						Dennis Schlagel, CEO and Treasurer