Form 10QSB
period 2004-06-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2004-08-16
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2004

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

	  4255 South Bannock St.
          Englewood, CO 80110
		____________________________________________________________
			(Address of principal executive offices)

				(866) 932-2628
		____________________________________________________________
				(Issuer's telephone number)

		____________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)

	State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

		August 13, 2004, 8,475,211 shares.




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







August 6, 2004



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying balance sheets of Federal Security
Protection Services, Inc. as of June 30, 2004 and 2003, and the related statements of operations and cash flows for each of the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Federal Security Protection Services, Inc.

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





Carl S. Sanko
Topanga, California




	Federal Security Protection Services, Inc.
	Balance Sheets
	June 30, 2004 and 2003







	                                     June 30,         June 30,
           	                              2004             2003



Assets


Current assets
  Cash	                                  $      641       $      583
	Total current assets	                 641              583


Property and equipment
  Equipment	                               2,444            2,444
	                                       2,444            2,444
  Accumulated depreciation	              (2,320)          (1,830)
	Property and equipment, net	         124              614


Other assets
  Investment in Affiliate 	                  0                0
	Total other assets	                  0                0


Total assets	                         $      765       $    1,197














	See accompanying notes to financial statements

	- Unaudited -




	Federal Security Protection Services, Inc.
	Balance Sheets
	June 30, 2004 and 2003



                                                      June 30,         June 30,
           	                                         2004             2003



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                                 $  205,676       $   60,621
  Accrued expenses	                               57,216           37,475
  Accrued litigation settlement	                       42,500           42,500
  Short-term borrowings	                              199,545          178,960
	Total current liabilities                     504,937          319,556


Shareholders' equity (deficit)
  Convertible preferred stock, par value of $.001,
20,000,000 shares authorized.
	70,000 shares designated Series A and 60,000
	shares issued and outstanding at June 30, 2004
	and at June 30, 2003, respectively. Aggregate
	liquidation preference of $600,000 at
	June 30, 2004. 	                                   60               60
100,000 shares designated Series B and 20,000
	shares issued and outstanding at June 30, 2004,
	and none issued at June 30, 2003. Aggregate
	liquidation preference of $2,000,000 at
June 30, 2004. 	                                           20                0
10,000 shares designated Series C and 3,800
	shares issued and outstanding at June 30, 2004,
	and at June 30, 2003, respectively. Aggregate
	liquidation preference of $380,000 at
	June 30, 2004. 	                                    4                4
  Common stock, par value $.001, 100,000,000 shares
	authorized, 7,975,211 and 6,275,211 issued and
	outstanding at June 30, 2004 and 2003,
	respectively	                                7,975            6,275
  Paid in capital	                            5,134,043        5,049,263
  Accumulated deficit	                           (5,646,274)      (5,373,961)
	Total shareholders' equity	             (504,172)        (318,359)


Total liabilities and shareholders' equity	   $      765       $    1,197



	See accompanying notes to financial statements

	- Unaudited -



	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended June 30, 2004 and 2003





                                               3 Months Ended   3 Months Ended
	                                          June 30,         June 30,
          	                                    2004              2003






Revenues                       	              $        0        $        0






Operating expenses:
  General and administrative	                  64,658            68,791
Total operating expenses	                  64,658            68,791

Loss from operations	                         (64,658)         ( 68,791)

Other income	                                       0                 0


Net income (loss)	                      $  (64,658)       $ ( 68,791)


Basic and dilutive income (loss) per share	$  (.008)         $  (.011)













	See accompanying notes to financial statements

	- Unaudited -




	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Three Months Ended June 30, 2004 and 2003




                                                3 Months Ended  3 Months Ended
	                                           June 30,        June 30,
           	                                     2004            2003

Cash flows from operating activities
  Net income (loss)                       	$  (64,658)      $ ( 68,791)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	               124              122
	  Common stock issued for services	         0                0
	  Changes in operating assets and
		liabilities
		  Accounts payable	            52,476           50,456
		  Accrued expenses	             5,188           (7,087)
       	  Short-term borrowings       	              (500)          22,179
Net cash provided by (used in) operating
	activities	                            (7,370)          (3,121)


Cash flows from investing activities	                 0                0
 Net cash provided by (used in) investing
	activities	                                 0                0


Cash flows from financing activities
   Proceeds from paid in capital	                 0            2,500
 Net cash provided by (used in) financing
	activities	                                 0            2,500


Net increase (decrease) in cash	                    (7,370)            (621)

Cash, beginning of period	                     8,011            1,204

Cash, end of period	                         $     641        $     583








	See accompanying notes to financial statements

	- Unaudited -





	NOTES TO FINANCIAL STATEMENTS




NOTE	1  Summary of significant accounting policies

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

Income taxes
The Company has total net operating loss carryforwards at June 30, 2004 of approximately $3,185,000 for federal tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 for federal tax purposes.

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

This plan to reverse the acquisition transaction included transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders. In return, the Company transferred back to the former Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. and to these officers from the date of reorganization to its reversal on June 9, 2003 will be forgiven by Iris Broadband, Inc. As of June 9, 2003, this amount totaled $299,708. Due to the elimination of this liability as a result of the reversal of the acquisition and due to the related party nature of these transactions, the $299,708 was not treated as extraordinary income for the year ended March 31, 2004 but was reversed by an increase to paid in capital.


NOTE 3  Shareholders' equity

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totaling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at June 30, 2004 is 6,225,000 shares with an option price of $.15 per share, and $933,750 in total, and with a market price at date of grant of $.08 per share, and $498,000 in total. Outstanding options expire in April, 2007.

Issuance of preferred stock
In August, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock and 10,000 shares of preferred stock was designated as Series A preferred stock with conversion and voting rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at June 30, 2004.

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

At June 30, 2004, the Company had unsecured promissory notes, inclusive of accrued interest, of $231,761, payable to six shareholders, and that bear annual interest at a rate of 12%.


Stock options
Represented in outstanding stock options are 6,200,000 shares at June 30, 2004, to related parties.


NOTE 5  Statements of Cash Flows

Financial instruments
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Noncash transactions
During the year ended March 31, 2004, the Company issued 20,000 shares of its Series B preferred stock, of which 10,000 shares was to a related party. The shares were compensation in exchange for $10,000 in management services.

Additionally, at June 30, 2004, The Company has accrued $198,000 to three related parties for management services which will be compensated in subsequent periods with the issuance of 3,480,000 shares of common stock.

Interest paid
During the three months ended June 30, 2003 and 2004, the Company charged to operations interest expense of $5,092 and $5,188, respectively. No interest was paid for either period.


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

The Company's corporate headquarters is 4255 South Bannock St, Englewood, CO 80110, and its operating office is located at the same address.

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


BUSINESS
Upon consummation of the reversal acquisition of all of the outstanding stock of Iris, the Company has decided to seek acquistion or merger candidates.
                               (14)

RESULTS OF OPERATIONS

There was no revenue for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense consists primarily of executive, consulting, financial and legal expenses and related costs.

There was no marketing expense for the three months ended June 30, 2004 and for the three months ended June 30, 2003. General and administrative expense for the three months ended June 30, 2004 was $64,658 and $68,791 for the three months ended June 30, 2003.

The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had current assets of $641. At June 30, 2003 the current asset balance was $583. Total assets for the same respective periods were $765 and $1,197.

As of June 30, 2004, the Company had current liabilities of $504,937.
At June 30, 2003 the current liability balance was $319,556. There was no long term liability in either year, so the total liability amounts are the same as the current liability balances.

The Company's auditor has issued an opinion questioning the Company's ability to continue as a going concern, and we believe our current cash and cash equivalents are, in fact, not sufficient to meet our anticipated cash needs for working capital and capital expenditures. The Company intends to meet its needs through borrowing or through the issuance of common stock.

PLAN OF OPERATION

The Company is currently seeking acquisition and/or merger candidates. The management of the Company is considering the evaluation of various companies in various industries that may be in the best interest of the Company.


                                      (15)


KNOWN RISKS AND TRENDS

The Company's business plan for its own operations is presently reliant on the acquisition of a merger cadidiate. If an acquisition does not occur, then the Company will have no foreseeable means of generating revenues.
Even if an acquisition does occur, there is no means of judging the success of the venture. There is significant competition in virtually all industries that the Company will seek to do business in.



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


Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports.

Exhibit 1.1


CERTIFICATION  BY Dennis Schlagel  PURSUANT TO SECURITIES  EXCHANGE ACT RULE
13a-14

I, Dennis Schlagel, certify that:

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

Date:  August 13, 2004

/s/ Dennis Schlagel
- - -----------------------
Dennis Schlagel
Chief Executive Officer & Treasurer



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



/s/ Dennis Schlagel
- - -------------------------------------
Dennis Schlagel
Chief Executive Officer & Treasurer



August 13, 2004



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	August 13, 2004				/s/ Dennis Schlagel
	________________			__________________________
						Dennis Schlagel, CEO


                                      (16)