Form 10QSB
period 2004-09-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2004-11-15
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2004

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

		November 12, 2004, 8,475,211 shares.




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

Independent Accountant's Review Report







November 3, 2004



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have reviewed the accompanying balance sheets of Federal Security Protection Services, Inc. as of September 30, 2004 and 2003, and the related statements of operations and cash flows for each of the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Federal Security Protection Services, Inc.

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





Carl S. Sanko
Topanga, California




	Federal Security Protection Services, Inc.
	Balance Sheets
	September 30, 2004 and 2003







							September 30,    September 30,
           	                                            2004             2003



Assets

Current assets
  Cash	                                            $      295       $        5
	Total current assets	                           295                5



Property and equipment
  Equipment	                                         2,444            2,444
	                                                 2,444            2,444
  Accumulated depreciation	                        (2,444)          (1,952)
	Property and equipment, net	                     0              492


Other assets
  Investment in Affiliate 	                             0                0
	Total other assets	                             0                0


Total assets	                                    $      295       $      497













	See accompanying notes to financial statements

	- Unaudited -





	Federal Security Protection Services, Inc.
	Balance Sheets
	September 30, 2004 and September 30 2004


							September 30,    September 30,
           	                                            2004             2003


Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                   	            $  255,587       $   11,957
  Accrued expenses	                                62,459           42,845
  Accrued litigation settlement	                        42,500           42,500
    Short-term borrowings	                       176,545          179,060
	Total current liabilities	               537,091          276,362


Shareholders' equity (deficit)
  Convertible preferred stock, par value of $.001,
20,000,000 shares authorized.
	70,000 shares designated Series A and 60,000
	shares issued and outstanding at September 30, 2004,
	and at September 30, 2003, respectively. Aggregate
	liquidation preference of $600,000 at
	September 30, 2004. 	                             60               60
	100,000 shares designated as Series B and 20,000
	shares issued and outstanding at September 30, 2004,
	and none issued at September 30, 2003.  Aggregate
	liquidation preference of $2,000,000 at
	September 30, 2004. 	                             20                0
10,000 shares designated Series C and 3,800 shares
	issued and outstanding at September 30, 2004,
	and at September 30, 2003, respectively. Aggregate
	liquidation preference of $380,000 at
	September 30, 2004. 	                              4                4
  Common stock, par value $.001,
	100,000,000 shares authorized,
	8,475,211 and 7,975,211 issued
	and outstanding at September 30, 2004
	and 2003, respectively	                          8,475            7,975
  Paid in capital				      5,158,543        5,124,063
  Accumulated deficit				     (5,703,898)      (5,407,967)
	Total shareholders' equity		       (536,796)        (275,865)


Total liabilities and shareholders' equity	     $      295       $      497




	See accompanying notes to financial statements

	- Unaudited -



	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended September 30, 2004 and 2003






	   3 months Ended   3 months Ended
	September 30,    September 30,
         	                                              2004              2003






Revenues 						$        0        $        0






Operating expenses:
  General and administrative	    			    57,624            34,006
Total operating expenses	                            57,624            34,006

Loss from operations				          ( 57,624)         ( 34,006)

Other income	         					 0                 0


Net income (loss)					$ ( 57,624)       $ ( 34,006)


Basic and dilutive income (loss) per share	          $  (.007)       $  (.005)














	See accompanying notes to financial statements

	- Unaudited -



	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Six Months Ended September 30, 2004 and 2003






	   						6 months Ended   6 months Ended
							September 30,    September 30,
         	                                              2004              2003






Revenues						$        0        $        0





Operating expenses:
  General and administrative	   			   122,282           102,797
Total operating expenses	                           122,282           102,797

Loss from operations					  (122,282)        ( 102,797)

Other income	         					0                 0


Net income (loss)				        $ (122,282)      $ ( 102,797)


Basic and dilutive income (loss) per share	        $  (.014)         $  (.015)














	See accompanying notes to financial statements

	- Unaudited -





	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Six Months Ended September 30, 2004 and 2003




	       						6 months Ended   6 months Ended
							September 30,    September 30,
           	                                             2004             2003

Cash flows from operating activities
  Net income (loss)					$ (122,282)     $ ( 102,797)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	    			248              244
	  Common stock issued for services			  0           76,500
	  Changes in operating assets and
		liabilities
		  Accounts payable	                    102,388            1,791
		  Accrued expenses	                     10,431           (1,716)
       	  Short-term borrowings				    (23,500)          22,279
Net cash provided by (used in) operating
	activities	  				    (32,715)          (3,699)


Cash flows from investing activities	        		  0                0
 Net cash provided by (used in) investing
	activities	     					  0                0


Cash flows from financing activities
   Proceeds from issuance of common stock 		     25,000                0
   Proceeds from paid in capital	                          0            2,500
 Net cash provided by (used in) financing
	activities	                                     25,000            2,500


Net increase (decrease) in cash				      7,715           (1,199)

Cash, beginning of period 				      8,010            1,204

Cash, end of period					  $     295        $       5







	See accompanying notes to financial statements

	- Unaudited -






	NOTES TO FINANCIAL STATEMENTS



NOTE	1  Summary of significant accounting policies

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

Income taxes
The Company has total net operating loss carryforwards at September 30, 2004 of approximately $3,196,000 for federal tax purposes, respectively. A deferred asset for these amounts has not been accrued due to the uncertain nature of its being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 for federal tax purposes.

Earnings per share
The computation of loss per share of common stock is based on the weighted average number of shares outstanding during each annual period ended.


NOTE 2  Acquisition

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue
Code Section 368 (a)(1)(B). In keeping with the provisions of SFAS No.
141 "Business Combinations" for such transactions completed after September 30, 2001, the acquisition was accounted for by the purchase method. Per terms of the contract between the two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. According to Accounting Research Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband,
Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18. A net loss by Iris
Broadband, Inc. of approximately $457,000 for the period September
6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and was reported on the Income Statement "Equity in net loss of unconsolidated affiliate" for the period ending March 31, 2003.

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


NOTE 3  Shareholders' equity

Stock options
During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totaling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at September 30, 2004 is 6,225,000 shares with an option price of $.15 per share, and $933,750 in total, and with a market price at date of grant of $.08 per share, and $498,000 in total. Outstanding options expire in April, 2007.

Issuance of preferred stock
In August, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock and 10,000 shares of preferred stock was designated as Series A preferred stock with conversion and voting rights of one share of Series A preferred to 100 shares of common stock. Subsequently, the 10,000 shares of Series A preferred was sold for $100,000 to a related party. A beneficial conversion feature of $100,000 was present in the transaction and is reflected in stockholders' equity at September 30, 2004.


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


NOTE 4  Related parties

Short term borrowings
At September 30, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $221,9055, payable to six shareholders, and that bear annual interest at a rate of 12%.

At September 30, 2004, the Company had unsecured promissory notes, inclusive of accrued interest, of $239,004, payable to six shareholders, and that bear annual interest at a rate of 12%.


Stock options
Represented in outstanding stock options are 6,200,000 shares at September 30, 2004, to related parties.


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

Additionally, at September 30, 2004, the Company has accrued $246,000 to three related parties for management services which will be compensated in subsequent periods with the issuance of 4,680,000 shares of common stock.

Interest paid
During the three months ended September 30, 2003 and 2004, the Company charged to operations interest expense of $10,463 and $10,817, respectively. No interest was paid for either period.


NOTE 6  Commitments and Contingencies

Litigation
During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount remains accrued as of September 30, 2004.


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

RESULTS OF OPERATIONS

There was no revenue for the three months ended September 30, 2004 and for the three months ended September 30, 2003. Operating expenses consist of salaries, marketing and general and administrative expenses. General and administrative expense consists primarily of executive, consulting, financial and legal expenses and related costs.

There was no marketing expense for the three months ended June 30, 2004 and for the three months ended September 30, 2003. General and administrative expense for the three months ended September 30, 2004 was $64,658 and $68,791 for the three months ended September 30, 2003.

The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had current assets of $295. At June 30, 2003 the current asset balance was $5. Total assets for the same respective periods were $295 and $497.

As of September 30, 2004, the Company had current liabilities of $537,091. At September 30, 2003 the current liability balance was $276,362. There was no long term liability in either year, so the total liability amounts are the same as the current liability balances.

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


Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports.

Exhibit 1.1


CERTIFICATION  BY Blair Merriam  PURSUANT TO SECURITIES  EXCHANGE ACT RULE
13a-14

I, Blair Merriam, certify that:

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

Date:  November 12, 2004

/s/ Blair Merriam
- - -----------------------
Blair Merriam
Chief Executive Officer & Treasurer



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



/s/ Blair Merriam
- - -------------------------------------
Blair Merriam
Chief Executive Officer & Treasurer



November 12, 2004



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	November 12, 2004				/s/ Blair Merriam
	________________			__________________________
						Blair Merraim, CEO


                                      (16)