Form 10KSB/A
period 2004-03-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2005-01-20
CIK 1098278

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

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference I
Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.  [   ]
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


Iris Broadband, Inc.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
The corporate headquarters, now located in Englewood Colorado consists of approximately 400 square feet of space located at 4255 South Bannock St., Englewood, CO 80110. These are the offices of the Secretary of the corporation, and no rent is being charged to the corporation to date.

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

RECENT SALES OF UNREGISTERED SECURITIES

Stock options
All options were exercisable at time of grant and no options have been exercised as of March 31, 2004. The number of shares represented by stock options outstanding at March 31, 2004 are 6,225,000 shares with an option price of $.15 per share,and with a market price at date of grant of $.09 to $2.00 per share. Outstanding options expire on various dates from March 2007 to December 2007.

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

ITEM 7.  FINANCIAL STATEMENTS.
Report of Independent Auditor


	Report of Independent Auditor



To the Board of Directors and Shareholders of Federal Security Protection Services, Inc.:

I have audited the accompanying balance sheet of Federal Security Protection Services, Inc. as of March 31, 2003, and the related statements of operations, cash flows, and shareholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such financial statements present fairly, in all material respects, the financial position of Federal Security Protection Services, Inc. as of March 31, 2003, and the results of operations and cash flows for the year ended March 31, 2003 in conformity with generally accepted accounting principles.

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


/s/ Carl S. Sanko

Carl S. Sanko
Topanga, California
June 30, 2003



	Report of Independent Auditor



To the Board of Directors
Federal Security Protection Services, Inc.

We have audited the accompanying balance sheet of Federal Security Protection Services, Inc. as of March 31, 2004, and the related statements of operations, cash flows, and shareholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Federal Security Protection Services, Inc. as of March 31, 2004, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jonathon P. Reuben CPA

Jonathon P. Reuben, C.P.A.
Accountancy Corporation
Torrance. California
January 18, 2005











	Federal Security Protection Services, Inc.
	Balance Sheets
	March 31, 2004 and 2003





	                                                 March 31,        March 31,
           	                                            2004             2003
							(Restated)

Assets


Current assets
Cash	                                              $   8,011        $   1,205
	Total current assets	                          8,011            1,205


Property and equipment
  Equipment	                                          2,444            2,444
  Accumulated depreciation	                         (2,196)          (1,708)
Property and equipment, net	                            248              736


Other assets
  Investment in Affiliate 	                             0                0
	Total other assets	                             0                0


Total assets	                                     $   8,259        $   1,941









	See accompanying notes to financial statements



	Federal Security Protection Services, Inc.
	Balance Sheets
	March 31, 2004 and 2003

	                                                 March 31,        March 31,
           	                                            2004             2003
							(Restated)

Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                   	             $    9,200       $   10,166
  Accrued expenses	                                 52,028           44,562
  Due to related parties	                        144,000                0
  Due to Affiliate	                                      0          297,208
  Accrued litigation settlement				     0            42,500
  Short-term borrowings	                       		175,045          156,781
	Total current liabilities	                380,273          551,217

Commitments and contingencies

Shareholders' (deficit)
  Convertible preferred stock, par value of
	$.001, 20,000,000 shares authorized,
	70,000 shares designated Series A and 60,000
	issued and outstanding at March 31, 2004 and
	March 31, 2003, respectively. Aggregate
	liquidation preference of $600,000 at
	March 31, 2004.	                                      60               60
	100,000 shares designated Series B and 20,000
	issued and outstanding at March 31, 2004
	and 70,000 at March 31, 2003. Aggregate
	liquidation preference of $2,000,000 at
	March 31, 2004.	                                      20               70
	10,000 shares designated Series C and 3,800
	issued and outstanding at March 31, 2002 and
	at March 31, 2003, respectively. Aggregate
	liquidation preference of $380,000 at
	March 31, 2004.					        4               4
  Common stock, par value $.001,
	100,000,000 shares authorized,
	8,475,211 and 6,275,211 issued
	and outstanding at March 31, 2004
	and 2003, respectively	                           8,475            6,275
  Paid in capital	                               5,158,543        4,749,485
  Accumulated deficit	                              (5,539,116)      (5,305,170)
	Total shareholders' deficit	                (372,014)        (549,276)


Total liabilities and shareholders' equity	      $    8,259       $    1,941




	See accompanying notes to financial statements


	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Years Ended March 31, 2004 and 2003





	                                               Year Ended       Year Ended
	                                                 March 31,        March 31,
           	                                            2004             2003
							(Restated)


Revenues                       	                    $        0       $        0




Operating expenses:
  Salaries	                                               0          207,500
  Marketing	                                             436                0
  General and administrative	                         254,559          310,038
Total operating expenses	                         254,995          517,538

Loss from operations	                                (254,995)        (517,538)

Other Income,(Loss):
  Interest expense	                                  (21,451)        (23,272)
  Cancellation of indebtedness	                         42,500                0
  Equity in net loss of unconsolidated affiliate	        0        (203,000)

Net loss	                                       $ (233,946)     $ (743,810)


Basic and dilutive loss per share	                  $  (.03)        $  (.13)








	See accompanying notes to financial statements


	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Years Ended March 31, 2004 and 2003





                                                   Year Ended       Year Ended
                                                    March 31,        March 31,
       	                                               2004             2003
						   (Restated)        (Restated)

Cash flows from operating activities
  Net loss                        	          $  (233,946)    $  (743,810)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Equity in unconsolidated subsidiary loss	   0          203,000
	  Cancellation of indebtedness	              (42,500)              0
         Depreciation	                                 488              488
	  Common stock issued for services	      76,500          266,295
	Grant of common stock options	                   0           88,395
Preferred stock issued for services            	      10,000                0
            Preferred stock issued for payable	           0           37,566
    	Changes in operating assets and
		  liabilities
		  Prepaid expenses	                   0           13,000
		  Accounts payable	               (966)          (90,782)
		  Accrued expenses	              21,130           17,652
		  Due to related parties	     144,000                0
		  Due to Affiliate	                   0          297,208
	  Short term borrowings	                           0              500
	Net cash used in operating activities	     (25,294)             117


Cash flows from investing activities
	Net cash provided by (used in) investing
	activities	                                   0                0


Cash flows from financing activities
  Proceeds from sale of common stock	              25,000                0
  Advances from related party	                      15,100                0
  Repayments to related party	                     (10,500)               0
  Advance from unconsolidated subsidiary	       2,500                0
 	Net cash provided by activities		      32,100                0

Net increase (decrease) in cash	                       6,806            1,117

Cash, beginning of year	                               1,205               88

Cash, end of year	                           $   8,011        $   1,205



	See accompanying notes to financial statements

	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Years Ended March 31, 2004 and 2003





	                                          Year Ended       Year Ended
	                                           March 31,        March 31,
        	                                      2004             2003
						  (Restated)        (Restated)

Supplemental Disclosures of Cash Flow
  Information

Cash paid during the year for:
  Interest 			                   $  322           $ 120
  Income taxes					        0		0

Noncash investing and financing activity:

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





	Federal Security Protection Services, Inc.
	Statements of Shareholders' Equity
	For the Years Ended March 31, 2004 and 2003





	                                        Year Ended       Year Ended
	                                         March 31,        March 31,
        	                                   2004             2003
						(Restated)


Convertible preferred stock:
  Balance, beginning of year                 $      134       $       70
  Convertible preferred stock issued	             20               74
  Convertible preferred stock retired	            (70)               0
  Convertible preferred stock converted	              0              (10)
	Balance, end of year	                     84              134



Common stock and paid in capital:
  Balance, beginning of year	             4,755,760         4,248,963
  Common stock issued	                       411,258           506,797

	Balance, end of year	             5,167,018         4,755,760



Accumulated deficit:
  Balance, beginning of year	            (5,305,170)      (4,561,360)
  Net loss	                              (233,946)        (743,810)

	Balance, end of year	            (5,539,116)      (5,305,170)



Total shareholders' equity	          $   (327,014)      $ (549,276)






	See accompanying notes to financial statements





	NOTES TO FINANCIAL STATEMENTS




Note	1  Summary of significant accounting policies

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. (See Note 8).

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


Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.


Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 ("SFAS 109"). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of March 31, 2004 and 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.


Issuances Involving Non-cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the estimated value of the services rendered.


Earnings per share
The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net earnings (loss) per share are excluded. For 2004 and 2003, common stock equivalents are anti-dilutive and, accordingly, basic and diluted earnings per share are the same. Weighted shares outstanding as of March 31, 2004 and 2003 were 7,499,528 and 5,527,008, respectively.

Reclassification

Certain amounts have in June 30, 2003 have been reclassified to conform with the June 30, 2004's presentation. Such reclassification had no effect on net income as previously reported.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements"). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statements should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003 the FASB concluded to revise certain elements of Interpretation 46, primarily to clarify the required accounting for interests in variable interest entities. Interpretation 46R replaces Interpretation 46, that was issued in January 2003. Interpretation 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied Interpretation 46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46R. In general, for all entities that were previously considered special purpose entities, Interpretation 46 should be applied in periods ending after December 15, 2003. Otherwise, Interpretation 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.


During April 2003, the FASB issued SFAS No. 149 - "Amendment of Statement
133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

During May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, "effective for financial instruments entered into or modified after May
31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit post- retirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers" Accounting for Post Retirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for those asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December 2003, the FASB issued FIN No. 46R, "Consolidation of Variable Interest Entities." This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company's financial condition or results of operations.

Note 2.  Acquisition in Unconsolidated Subsidiary

Iris Broadband, Inc.
On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B). In keeping with the provisions of SFAS No. 141 "Business Combinations" for such transactions completed after June 30, 2001, the acquisition was accounted for by the purchase method. Per terms of the contract between the two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. According to Accounting Research Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. on a consolidated basis as the Company deems its ownership interest in Iris to be temporary. The Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18. A net loss by Iris Broadband, Inc. of approximately $457,000 for the period September 6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and was reported on the Income Statement Equity in net loss of "unconsolidated affiliate" for the period ending March 31, 2003.

This plan to reverse the acquisition transaction included transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders. In return, the Company transferred back to the former
Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who, as formerly, were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. and to these officers from the date of reorganization to its reversal on June 9, 2003 was forgiven by Iris Broadband, Inc. As of June 9, 2003, this amount totaled $299,708. Due to the elimination of this liability as a result of the reversal of the acquisition and due to the related party nature of these transactions, the $299,708 was credited to paid in capital.


Note 3. Shareholders' Equity

Stock options

During fiscal year 1998, the Company recorded a charge to operations of $687,500 for marketing and other services in exchange for issuance of stock options. The value for such services was computed as the difference between the quoted market price at the option's measurement date and the option price. All options were exercisable at time of grant and no options had been exercised as of March 31, 2002. On April 24, 2002, all previously issued stock options that had not already expired totaling 3,525,000 shares with an option price of $.07 to $1.00 per share, and $1,487,500 in total were cancelled and the Company's Board of Directors took the action of reissuing 3,525,000 shares with an option price of $.15 per share. Additionally, the Board of Directors granted 2,700,000 in stock options with an option price of $.15 per share to three related parties to be earned during the period April 25, 2002 to October 25, 2002. These 6,225,000 in stock options were valued as of the date of grant using the Black-Scholes option pricing model and determined to have a fair value per option of $.0142 (for a total expense of $88,395) with the following assumptions: expected price volatility of 32.8%, expected option lives of five years, risk free interest rate of 6.0%. The number of shares represented by stock options outstanding at March 31, 2004 is 6,225,000 shares with an option price of $.15 per share, and $933,750 in total, and with a market price at date of grant of $.08 per share, and $498,000 in total. Outstanding options expire in April, 2007.


The following is a schedule of stock option activity:

Outstanding at April 1, 2002 	3,525,000
Granted	                        6,225,000
Expired	                       (3,525,000)

Outstanding at April 1, 2003 	6,225,000
Granted	                                0
Expired	                                0

Outstanding at March 31, 2004 	6,225,000

The weighted average exercise price for the above options is $.15.


Issuance of preferred stock

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

On January 15, 2003, 10,000 shares of preferred stock was designated as
Series C preferred stock.   On this date, 3,800 shares, were issued to a
creditor of Iris in exchange for the cancellation of indebtedness amounting to $37,566.

On November 11, 2003, 20,000 shares of Series B preferred stock were issued in exchange for management services valued at $10,000. Of these shares, 10,000 were issued to the Company president and were valued at $5,000.


Issuance of Common Stock

On May 1, 2002 through August 15, 2002, the Company issued 3,357,000 shares to consultants and management in exchange for legal and management services valued at $168,000. Of the 3,357,000 shares issued, 2,900,000 were issued to management and related parties.

On January 28, 2003, the Company issued 110,000 to three consultants for services rendered which were valued $9,900.

On March 11, 2003, 10,000 shares of Series A Preferred were converted to 100,000 shares of common.

On August 1, 2003, the Company issued 1,700,000 shares to consultants and management in exchange for legal and management services valued at $76,500. Of the 1,700,000 shares issued, 1,250,000 were issued to management and related parties.

January 21, 2004, the Company issued 500,000 shares of its common stock in exchange for $25,000.



Note 4. Related parties

Short term borrowings

At March 31, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $201,343, payable to nine shareholders, and that bear annual interest at rates of 10% to 12%. Accrued interest charged to operation for the year ended March 31, 2003 amounted to $23.271.

At March 31, 2004, the Company had unsecured promissory notes, inclusive of accrued interest, of $227,073, payable to six shareholders, and that bear annual interest at a rate of 12%. Per the terms of the note agreements, the Company is in default on each of the notes. Accrued interest charged to operation for the year ended March 31, 2004 amounted to $21,451.


Stock options
Represented in outstanding stock options are 6,200,000 shares at March 31, 2004, to related parties.

Accrued Compensation

During the year ended March 31, 2004, the Company has accrued $144,000 to three related parties for management services.




NOTE 6.  Litigation Settlement

During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of employment contract related to fiscal year 1998. In May, 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of March 31, 2003. During the year ended March 31, 2004, the $42,500 was credited to operations due to the inability of the creditor to collect as he is barred by statute.



Note 7. Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes pursuant to the provisions of Statement of Financial Accounting Standards No. 109 ("FASB 109").

FASB 109 uses the asset and liability method to account for income taxes.
That requires recognizing deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize. For the year ended March 31, 2004 and 2003, the allowances amounted to $81,881, an $260,334, respectively. As of March 31, 2004, the Company has unused operating loss carry forwards, which may provide future tax benefits in the amount of approximately $3,450,000, which expire in various years through 2024.



Note 8.  Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. During the year ended March 31, 2002, as a result of considering the in-viability of remaining in the Internet boating industry, and as described in Note 1 above, the Company saw no alternative but to cease activities in that industry and look for a new economic model and opportunity. Note 1 also describes management's plans in regard to perpetuating its existence through the managed security and IP secured services industry or by pursuing feasible opportunities in other industries. The Company has the ability to raise funds through the public equity market and, as stated in Notes 3 and 4, has paid significant liabilities to related and other parties with common stock and raised substantial funds from a related party in the private sector as well. Additionally, management is actively looking for a profitable private company that is intent on becoming publicly held by acquisition in a manner similar to the Iris Broadband, Inc. transaction. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company is essentially only beginning to operate in a new industry. The inability to assess the likelihood of the effective implementation of management's plans in this new environment also raises substantial doubt about its ability to continue as a going concern.


Note 9 - Subsequent Events

On December 31, 2004, the Company issued 2,400,000 shares of its common stock in exchange for the cancellation of accrued compensation of $144,000.




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

The preferred stock amounts shown are reflective of voting rights.

COMMON AND PREFERRED STOCK
NAME AND ADDRESS				AS OF 3/31/04
OF BENEFICIAL			 	AMOUNT AND NATURE OF  	PERCENTAGE OF
OWNER		                  	 BENEFICIAL OWNERSHIP	CLASS


Dennis Schlagel (1) (Dir.)  	Common		3,900,000(2)	27.5%
(Pres. CEO, Director)
P.O. Box 3171			Series A	  250,000	41.7%
Cheyenne, WY 82003

Daniel Thornton 		Common       	  462,500	 3.3%
(Secy. V.P.-Bus Dev/Dir.)
3648 Navajo Street
Denver, CO 80211

Blair Merriam (1) (3)(Director)	Common     	3,339,000(3)	23.5%
P.O. Box 3235			Series A	  250,000	41.7%
Cheyenne, WY 82003              Series B        1,000,000       50.0%

Gary S. O'Neal (6)              Common          1,250,000         8.8%
400 Poydras St., #1510
New Orleans, LA 70130

Michael Lnders (7)              Common          1,250,000         8.8%
400 Poydras St., #1510
New Orleans, LA 70130

Dori Merriam(5)			Series A	  100,000	16.7%
P.O. Box 9822
Newport Beach, CA 92658

Jesus Peralta
P.O. Box 3235                   Series B        1,000,000       50.0%
Cheyenne, WY 82003

Mary O'Leary			Series C	  380,000	100.0%
P.O. Box 7914
Metairie, LA 70010


All directors and executive	Common		 7,451,500(4)	52.5%
officers as a group		Series A	   500,000	83.3%
(3 persons) at 3/31/04		Series B	 1,000,000	50.0%
				Series C	    -0-		 0.0%

- - - --------------------
(1)	Dennis Schlagel and Blair Merriam are first cousins.
(2)	Includes 1,500,000 shares that may be acquired directly pursuant to the exercise of options and 280,000 shares that may be
acquired by Latin Foods, a company wholly owned by Mr. Schlagel.Includes 600,000 common shares owned by Latin Foods, and 650,000 common shares owned by Web Consultant's Inc., a company wholly owned by Mr. Schlagel.
(3)	Includes 1,340,000 shares that may be acquired directly
pursuant to the exercise of options and 180,000 shares that may be acquired by Beltropic Inc.,a company wholly owned by Mr. Blair Merriam.
(4)	Include options to acquire 3,300,000 shares of common stock.  Includes
4,151,500 of common shares which is 55.1% of the 7,975,211 common shares outstanding.
(5)	Dori Merriam is an aunt to Blair Merriam through her husband's family.
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

Long Term Compensation
Annual Compensation           Awards
                    ---------------------  ----------------------
Name                                 Other               Securities
And                                  Annual  Restriced   Under-      All Other
Principal                            Compen- Stock       lying        Compen-
Position           Salary      Bonus sation  Awards      Options      sation

Dennis Schlagel      -0-    	-0- -59,250(1) -0-         -0-          -0-
Chief Executive Officer

Blair Merriam        -0-        -0- -83,250(2)- -5,000(3)- -0-          -0-
Director

Daniel Thornton      -0-        -0- -35,250(4)- -0-         -0-          -0-
Secretary, Director

(1) Consists of S-8 stock issuance of 250,000 shares for compensation of $11,500, and accrued compensation of $48,000 for the total shown above of $59,250.00.

(2) Consists of S-8 stock issuance of 250,000 shares for compensation of $11,500, and accrued compensation of $72,000.00.

(3) Consists of Series B preferred stock issuance of 10,000 shares, representing $5,000.00 of the total shown above.

(4) Consists of S-8 stock issuance of 250,000 shares for compensation of $11,500, and accrued compensation of $24,000.00 for the total shown above of $35,250.00.



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

DIRECTORS COMPENSATION
The Company's directors are reimbursed for expenses incurred on behalf of the Company. The Company adopted a policy for payment of compensation to non-employee directors on December 12, 2002, including:
- --an annual retainer of $2,500, paid in December 2003 for having served on the Board for all of 2003;
- --$250 for each Board or committee meeting for participation in person. If participation was via telephone, the fee is $50;
- --an annual retainer of $250 to committee chairpersons;
- --a non-disctretionary stock option grant of 10,000 shares for having served on the Board all of 2003.

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


- - - --------------------
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


SERIES A PREFERRED STOCK*          AS OF 3/31/04
				NUMBER OF SHARES OF
NAME AND ADDRESS OF	        SERIES A PREFERRED STOCK PERCENTAGE OF
BENEFICIAL OWNER		BENEFICIALLY OWNED	 OWNERSHIP

Dennis Schlagel (1) (Dir.)   		25,000		  41.7%
P.O. Box 3171
Cheyenne, WY 82003

Blair Merriam (1) (2) (Dir.)		25,000		  41.7%
P.O. Box 3235
Cheyenne, WY 82003

Dori Merriam (2)			10,000		  16.7%
P.O. Box 9822
Newport Beach, CA 92658

All current directors and executive 	50,000		  83.3%
officers as a group (2 persons)
- - - --------------------
* Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock after November 16, 2002. Series A Preferred Stock votes with the Common Stock on all matters. There are 60,000 shares of Series A Preferred stock outstanding. The designation of rights and preferences are set forth in an exhibit to the Company's Form 10SB filed November 24, 1999, and has been amended effective November 16, 2000, to increase the authorized shares in the class to 70,000. The number of shares of Series A preferred shown above does not give effect to the 1 for 10 reverse split of the common stock, thus the Series A Preferred stock, once converted to common stock will immediately undergo a 10 to 1 reverse split of the common stock subsequent to the conversion to common stock.

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


ITEM 13.  EXHIBITS AND REPORTS

Exhibit 1.1


Certification pursuant to Sarbanes-Oxley Section 302

 I, Blair Merriam, certify that:

 1. I have reviewed this annual report on Form 10-KSB (amended) of Federal Security Protection Services, Inc.;

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



 /s/    Blair Merriam
 ---------------------
 Blair Merriam
 Chief Executive Officer
         and
 Treasurer

January, 19th, 2005



Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of Federal Security
Protection Services, Inc. (the "Company") on Form 10-KSB (amended) for the period ended March 31,2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair Merriam, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

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



January 19th, 2005



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	January, 2005				/s/ Blair Merriam
	________________			__________________________
						Blair Merriam, CEO and Treasurer