Form 10QSB
period 2004-12-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2005-02-22
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2004

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

		February 04, 2005, 11,375,281 shares.




	Transitional Small Business Format (Check one):  Yes [ ] No [x]


                                      (1)







		FEDERAL SECURITY PROTECTION SERVICES, INC.
			    FORM 10-QSB

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Balance Sheets--------------------------------------------------------- 3
Statements of Operations----------------------------------------------- 5
Statements of Cash Flows----------------------------------------------- 6
Notes to Financial Statements------------------------------------------ 9
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 17
PART II  OTHER INFORMATION--------------------------------------------- 18
Item	1.  Legal Proceedings------------------------------------------ 18
Item	2.  Changes in Securities-------------------------------------- 18
Item	3.  Quantitative and Qualitative Disclosures about Market Risk- 18
Item	4.  Controls and Procedures------------------------------------ 18
Item	5.  Other Information------------------------------------------ 18
Item	6.  Exhibits and Reports--------------------------------------- 19
Signatures------------------------------------------------------------- 19





























                                      (2)




PART I--FINANCIAL INFORMATION





	Federal Security Protection Services, Inc.
	Balance Sheets
	December 31, 2004 and 2003







	                                                December 31,    December 31,
           	                                           2004             2003



Assets


Current assets
  Cash	                                             $      789              315
	Total current assets	                            789              315


Property and equipment
  Equipment	                                          2,444            2,444
  Accumulated depreciation	                         (2,444)          (2,074)
	Property and equipment, net	                      0              370


Other assets
  Investment in Affiliate 	                              0                0
	Total other assets	                              0                0


Total assets	                                    $       789       $      685






                                      (3)



	Federal Security Protection Services, Inc.
	Balance Sheets
	December 31, 2004 and 2003



	                                                December 31,    December 31,
           	                                            2004             2003



Liabilities and Shareholders' Equity


Current liabilities
  Accounts payable                   	              $    5,296     $   10,828
  Accrued expenses	                                  67,916         48,292
  Due to Related Parties	                         132,000         90,000
  Accrued litigation settlement	                               0         42,500
  Short-term borrowings	                                 182,546        184,061
	Total current liabilities	                 387,758        375,681


Shareholders' (deficit)
  Convertible preferred stock, par value of
$.001, 20,000,000 shares authorized.
	70,000 shares designated as Series A with 10,000
shares issued and outstanding at December 31, 2004
	and 60,000 shares at December 31, 2003.  Aggregate
	liquidation preference of $100,000 at
	December 31, 2004. 	                              10               60
    	100,000 shares designated as Series B with 20,000
	shares issued and outstanding at December 31, 2004
	and at December 31, 2003, respectively.  Aggregate
	liquidation preference of $2,000,000 at
	December 31, 2004. 	                              20               20
	10,000 shares designated as Series C with 3,800
	shares issued and outstanding at December 31, 2004
	and at December 31, 2003, respectively.  Aggregate
	liquidation preference of $380,000 at
	December 31, 2004. 	                               4                4
  Common stock, par value $.001, 100,000,000
	shares authorized, 11,375,211 and 7,975,211
	issued and outstanding at December 31, 2004
	and 2003, respectively	                          11,375            7,975
  Paid in capital	                               5,299,693        5,134,043
  Accumulated deficit	                              (5,698,071)      (5,517,098)
	Total shareholders'(deficit)	              (  386,969)      (  374,996)


Total liabilities and shareholders' (deficit)	      $      789       $      685


                                      (4)



	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Nine Months Ended December 31, 2004 and 2003






                                               9 Months Ended   9 Months Ended
                                                 December 31,    December 31,
       	                                               2004              2003





Revenues                       	                 $        0        $        0




Operating expenses:
  General and administrative	                     142,551          196,019
Total operating expenses	                     142,551          196,019

Loss from operations	                            (142,551)        (196,019)

Other income (expense)
  Interest expense                                   (16,404)         (15,909)



Net income (loss)                                 $ (158,955)      $ (211,928)



Basic and dilutive income (loss) per share	 $     (.019)     $     (.028)

Weighted average shares outstanding	           8,485,756        7,597,433







                                      (5)






	Federal Security Protection Services, Inc.
	Statements of Operations
	For the Three Months Ended December 31, 2004 and 2003






	                                         3 Months Ended   3 Months Ended
	                                          December 31,    December 31,
          	                                     2004              2003






Revenues                       	                $        0        $        0




Operating expenses:
  General and administrative	                    31,086           103,683
Total operating expenses	                    31,086           103,683


Loss from operations	                           (31,086)         (103,683)


Other income (expense)
  Interest expense                                  (5,587)           (5,447)



Net income (loss)	                        $  (36,673)       $ (109,130)



Basic and dilutive income (loss) per share       $   (.004)       $    (.014)


Weighted average shares outstanding               8,506,733        7,975,211




                                      (6)




	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Nine Months Ended December 31, 2004 and 2003



	                                      9 Months Ended  9 Months Ended
	                                        December 31,   December 31,
           	                                   2004            2003



Cash flows from operating activities
  Net income (loss)                       	$ (158,955)      $ (211,928)
  Adjustments to reconcile net loss to
	net cash used in operating activities
	  Depreciation and amortization	               248              366
	  Common stock issued for services	   132,000          166,500
	  Preferred stock issued for services	         0           10,000
	  Changes in operating assets and
		liabilities
		  Accounts payable	            (3,903)             663
		  Accrued expenses	           15,888            15,909
Net cash provided by (used in) operating
	 activities	                          (14,722)          (18,490)

Cash flows from investing activities 	                 0                0
 Net cash provided by (used in) investing
	activities	                                 0                0

Cash flows from financing activities
  Advances from related parties                      7,500           27,600
Repayment to related parties		                 0          (10,000)
Net cash provided by (used in) financing
	activities	                             7,500           17,600

Net increase (decrease) in cash	                    (7,222)            (890)

Cash, beginning of period	                     8,011            1,205

Cash, end of period	                         $     789        $     315







                                      (7)





	Federal Security Protection Services, Inc.
	Statements of Cash Flows
	For the Years Ended March 31, 2004 and 2003



	                                        9 Months Ended   9 Months Ended
	                                          December 31,    December 31,
          	                                     2004             2003




Supplemental Disclosures of Cash Flow
  Information


Cash paid during the year for:
  Interest 	                                      $   0        $ 322
  Income taxes	                                          0            0



Noncash investing and financing activity:

During the nine months ended December 31, 2003, the Company issued 20,000 shares of its Series B preferred stock, of which 10,000 shares was to a related party. The shares were compensation in exchange for $10,000 in management services.

During the nine months ended December 31, 2003, the Company credited to equity the accrued compensation it owed the officers of Iris Broadband which was forgiven in the June 3, 2003 rescission and reversal of its acquisition of Iris.

During the nine months ended December 31, 2003, the Company cancelled $76,500 of accrued compensation due its officers and former officers of Iris Broadband in exchange for the issuance of 1,700,000 shares of its common stock.

During the nine months ended December 31, 2004, the Company issued 2,400,000 shares of its common stock to three related parties. The shares were issued in exchange for the cancellation of $144,000 of accrued compensation due them.


In December 2004, 50.000 shares of Series A preferred stock were converted into 500,000 shares of the Company's common stock.



                                      (8)



	NOTES TO FINANCIAL STATEMENTS



NOTE	1 Summary of significant accounting policies


Organization and business

Federal Security Protection Services, Inc. ("the Company"), a Delaware Corporation, was incorporated on January 19, 1988. It currently has no operating business.


Interim Financial Statements

The accompanying unaudited financial statements are represented in accordance with the requirements for Form 10-QSB and article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Federal Security Protection Services, Inc.'s financial statements for the year ended March 31, 2004, contained in the Company's Form 10-KSB for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

Property and equipment

Office equipment is recorded at cost and depreciated over estimated useful lives of five years using the straight-line method.


Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued establishing new rules and clarifying implementation issues with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", by allowing a probability-weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity's operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard and its adoption has no significant effect on the Company's financial statements.


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

                                      (9)

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


Fair Value of Financial Instruments

Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of December 31, 2004 and 2003. The Company considers the carrying value of such amounts in the financial statements to approximate their face value.


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


Reclassification

Certain amounts in the December 31, 2003 financial statements have been reclassified to conform with the December 31, 2004 presentation. Such reclassification had no effect on net income as previously reported.

                                      (10)


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

                                      (11)


During May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit post-retirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers Accounting for Post Retirement Benefits Other than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for those asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

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


In December 2004, the FASB issued FASB Statement No. 153, exchanges of Nonmonetary Assets which is an amendment of APB Opinion No. 29. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement should not cause a significant change in the current manner in which the Company accounts for its exchanges of nonmonetary assets.

                                      (12)

On December 2004, the FASB issued FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB Statements No. 66 and 67. This standard amends FASB Statement No. 66, Accounting for Sales of Real Estate, by referring users to AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. Statement 152 also amends FASB Statement No. 67, Accounting for Costs and Initial Operations of Real Estate Projects, to state that the guidance for "incidental operations" and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. This statement is not applicable to the Company's current operations.


The FASB has issued FASB Statement No. 123 (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB 25 intrinsic value method. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. Management believes that the adoption of the statement will not have a significant impact on its current operations and plans to adopt this statement on April 1, 2006.

On November 24, 2004, the FASB issued FASB Statement No. 151, Inventory
Costs - An amendment of ARB No. 43, Chapter 4. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. Management plans on adopting this standard on April 1, 2006 and expects that that the adoption of the statement to have no impact on its current operations.




                                      (13)


	NOTE 2  Acquisition


Iris Broadband, Inc.

On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. Per terms of the contract between the two companies, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. The acquisition was accounted under the equity method of accounting pursuant to Accounting Research Bulletin
No. 51, as the Company maintained temporary control of Iris and due to the significant losses of Iris the Company charged off its $203,000 to operations in the year ended March 31, 2003. This plan to reverse the acquisition transaction included transferring back to the Company, all the issued and outstanding shares of Preferred Series B Stock of the Company, by the former Iris Broadband, Inc. shareholders. In return, the Company transferred back to the former Iris Broadband, Inc. shareholders, all the shares of common stock they possessed prior to the September 6, 2002 reorganization. In addition, the seven year employment agreement with three officers, who were also the officers of Iris Broadband, Inc., under which the Company agreed to pay $480,000 in annual salary, 3,000,000 of its common shares in stock options, various employment benefits, and an annual bonus based on meeting certain performance criteria was cancelled as well and made effective June 9, 2003. Also, all liability that the Company had incurred to Iris Broadband, Inc. and to these officers from the date of reorganization to its reversal on June 9, 2003 was forgiven by Iris Broadband, Inc. As of June 9, 2003, this amount totaled $299,708. Due to the elimination of this liability as a result of the reversal of the acquisition and due to the related party nature of these transactions, the $299,708 was credited to paid in capital.


                                      (14)

	NOTE 3 Shareholders' equity

Stock options

The number of shares represented by stock options outstanding at December 31, 2004 is 6,225,000 shares with an option price of $.15 per share, and $933,750 in total, and with a market price at date of grant of $.08 per share, and $498,000 in total. Outstanding options expire in April, 2007.


The following is a schedule of stock option activity:

Outstanding at April 1, 2004 	 6,225,000
      Granted				         0
      Expired				         0

Outstanding at December 31, 2004 	 6,225,000

The weighted average exercise price for the above options is $.15.


Preferred stock

On March 12, 2002, the Company effected a ten for one reverse split of its common stock. The conversion and voting rights of Series A preferred changed from 100 to 10 shares of common stock. Also in March, 2002, 10,000 shares of the Series A preferred were converted into 100,000 shares of common stock.

On January 15, 2003, 10,000 shares of preferred stock was designated as Series C preferred stock with conversion rights of one share of Series C
preferred to 100 shares of common stock.   On this date, 3,800 shares
were issued to a creditor of Iris in exchange for the cancellation of indebtedness amounting to $37,566.

On November 11, 2003, 20,000 shares of Series B preferred stock were issued in exchange for management services valued at $10,000, of which $5,000 was to a related party.

On December 31, 2004, 50,000 shares of Series A preferred stock were converted to 500,000 shares of common stock.


Issuance of Common Stock

On August 1, 2003, the Company cancelled $76,500 of accrued compensation due its officers and former officers of Iris Broadband in exchange for the issuance of 1,700,000 shares of its common stock.

In January 21, 2004, the Company issued 500,000 shares of its common stock in exchange for $25,000.

On December 30, 2004, the Company issued 2,400,000 shares to corporate officers in exchange for the cancellation of $144,000 of accrued compensation due them.

On December 31, 2004, 50,000 shares of Series A preferred stock were converted to 500, 000 shares of common stock.


                                      (15)

NOTE	4 Related parties

Short-term borrowings

At December 31, 2003, the Company had unsecured promissory notes, inclusive of accrued interest, of $232,353, payable to six shareholders, that bear interest at an annual rate of 12%. Interest charged to expense for the three and nine months ended December 31, 2003 were $5,447 and $15,909, respectively.

At December 31, 2004, the Company had unsecured promissory notes, inclusive of accrued interest, of $250,462, payable to six shareholders, that bear interest at an annual rate of 12%. Per the terms of the note agreements, the Company is in default on each of the notes. Interest charged to expense for the three and nine months ended December 31, 2004 were $5,447 and $15,888, respectively.


Stock options

Represented in outstanding stock options are 6,200,000 shares at December 31, 2004, to related parties.


Accrued Compensation

During the three and nine months ended December 31, 2004, the Company accrued compensation to officers and directors for management services totaling $30,000, and $132,000 respectively.

During the three and nine months ended December 31, 2003, the Company accrued compensation to officers and directors for management services totaling $100,000, and $166,500 respectively.


Preferred Stock

During the nine months ended December 31, 2003, the Company issued 10,000 shares of its Series B preferred stock to a related party for services rendered. The shares were valued at $5,000.


NOTE	5 Litigation Settlements

During fiscal 1999, a lawsuit was filed against the Company in which the plaintiff, a former officer, claimed breach of his employment contract relating to fiscal year 1998. In May 1999, the dispute was settled for $42,500. The unpaid settlement amount is accrued as of December
31, 2003. Before the year ended March 31, 2004, the $42,500 was credited to operations due to the inability of the creditor to collect as he is barred by statute.


                                      (16)

NOTE 6 Going concern

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company has the ability to raise funds through the public equity market and has paid significant liabilities to related parties and others with common stock. The Company has also relied on advances made from its current president to meet its daily operating expenses. Management is currently looking for a profitable private company that is intent on becoming publicly held by acquisition. While such plans and fundraising ability seem to mitigate the effect of prior years' losses and deficits, the Company's current sole support is from continuing advances from its president and while it is the intent of the president to continue financing the current operations of the Company until it acquires a profitable company, there is no assurance that these advances will continue or that the advances will be sufficient to fund the entire cost of the Company's current operations.


Item 2.

Management's Discussion and Analysis

Results of Operations for the Three Months Ended December 31, 2004 and 2003.

The Company during the three months ended December 31, 2004 and 2003 had no principal business operations. Net loss for the three months ended December 31, 2004 totaled $36,673 as compared to the previous year's three-month loss of $109,130. The Company did not generate any income during these two periods and the losses consist solely of administrative costs and accrued interest expense. Of the $36,673 loss, $30,000 pertained to accrued officers compensation and $5,447 to interest expense accrued on notes and loans due related parties. Of the $109,130 loss, $100,000 pertained to accrued officer compensation and $5,447 to interest expense accrued on notes and loans due related parties. Significantly all of the Company's remaining expenses for the two periods relate to costs incurred for legal, accounting, and other expenses incurred in the preparation and filing of public forms and reports and stock transfer agent fees.


Results of Operations for the Nine Months Ended December 31, 2004 and 2003.

The Company during the nine months ended December 31, 2004 and 2003 had no principal business operations. Net loss for the nine months ended December
31, 2004 totaled $158,955 as compared to the previous year's nine-month loss of $211,928. The Company did not generate any income during these two periods and the losses consist solely of administrative costs and accrued interest expense. Of the $158,955 loss, $132,000 pertained to accrued officer's compensation and $15,888 to interest expense accrued on notes and loans due related parties. Of the $211,928 loss, $166,750 pertained to accrued officer compensation, $5,000 in additional officer compensation which was paid through the issuance of 10,000 shares of the Company's Series B Preferred Stock and $15,909 on interest expense accrued on notes and loans due related parties. Significantly all of the Company's remaining expenses for the two periods relate to costs incurred for legal, accounting, and other expenses incurred in the preparation and filing of public forms and reports and stock transfer agent fees.


                                      (17)

Liquidity and Capital

Cash and cash equivalents as of December 31, 2004 and 2003 were $789 and $315, respectively. During the nine-months ended December 31, 2004, the Company received a total of $7,500 in advances from its president. Cash used in operations for the nine-month period ended December 31, 2004 totaled
$14,722.

During the nine-months ended December 31, 2003, the Company received $25,100 from its current president and an additional $2,500 from Iris Broadband. During this nine-month period it used $18,490 in operations and repaid $10,000 to Mr. Dennis Schlagel, the Company's former president.


PLAN OF OPERATION

The Company is currently seeking acquisition and/or merger candidates. The management of the Company is considering the evaluation of various companies in the oil and gas industries that may be in the best interest of the Company.


KNOWN RISKS AND TRENDS

The Company's business plan for its own operations is presently reliant on the acquisition of a merger candidiate. If an acquisition does not occur, then the Company will have no foreseeable means of generating revenues.
Even if an acquisition does occur, there is no means of judging the success of the venture. There is significant competition in virtually all segments of the oil and gas industries that the Company may potentially do business in.


Part II. Other Information

Item 1.  Legal Proceedings.
None.

Item 2. Changes in Securities

During the three-months ended December 31, 2004, the Company had the following stock activity:

On December 30, 2004, the Company issued 2,400,000 shares to corporate officers in exchange for the cancellation of $144,000 of accrued compensation due them.

On December 31, 2004, 50,000 shares of Series A preferred stock were converted to 500,000 shares of common stock.


Item 3 . Quantitative and Qualitative Disclosures about Market Risk

	n/a.
                                      (18)

Item 4. Controls and Procedures

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer and its Corporate Controller and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures, and have concluded that, as of the end of the period covered by this Quarterly
Report, the Company's disclosure controls and procedures as defined in Rule 13a-14(e) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing and disclosing information the Company is required to disclose in its periodic reports filed under such Act. During the most recent fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  February 22, 2005

/s/ Blair Merriam
- - - -----------------------
Blair Merriam
Chief Executive Officer & Treasurer

                                      (19)

Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB for the period ended December 31,2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair Merriam, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Blair Merriam
- - - -------------------------------------
Blair Merriam
Chief Executive Officer & Treasurer



February 22, 2005


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	February 22, 2005				/s/ Blair Merriam
	________________			__________________________
						Blair Merriam, CEO


                                      (20)