Form 10QSB/A
period 2003-12-31
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2005-05-05
CIK 1098278

UNITED STATES SECURITIES
			AND EXCHANGE COMMISSION

			Washington, D.C. 20549

                                FORM 10-QSB/A



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

                      FORM 10-QSB/A



TABLE OF CONTENTS



Page PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements------------------------------------------ 3

Independent Accountant's Review Report--------------------------------- 3

Balance Sheets--------------------------------------------------------- 4

Statements of Operations----------------------------------------------- 5

Statements of Cash Flows----------------------------------------------- 7

Notes to Financial Statements------------------------------------------ 8

Item 2.  Management's Discussion and Analysis or Plan of Operation----- 14

PART II  OTHER INFORMATION--------------------------------------------- 18

Item  1.  Legal Proceedings-------------------------------------------- 18

Item  2.  Changes in Securities---------------------------------------- 18

Item  3.  Defaults Upon Senior Securities------------------------------ 18

Item  4.  Submission of Matters to a Vote of Security Holders---------- 18

Item  5.  Other Information-------------------------------------------- 18

Item  6.  Exhibits and Reports----------------------------------------- 19

Signatures------------------------------------------------------------- 19

PART I--FINANCIAL INFORMATION

The following financial statements have not been reviewed by an independent accountant.



Item  1.  Financial Statements.







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

	The Company's corporate headquarters and its operating office were formerly located at 400 Poydras Street, Suite 1510, New Orleans, LA 70130. Presently, as of the time of the filing of this amendment, the office is now located at 4255 South Bannock St., Englewood, Colorado 80110.

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

None.

Item 6.  Exhibits and Reports.

Exhibit 1.1


CERTIFICATION  BY BLAIR J. MERRIAM  PURSUANT TO SECURITIES  EXCHANGE ACT RULE
13a-14

I, Blair J. Merriam, certify that:

I have reviewed this quarterly report on Form 10-QSB/A of Federal Security Protection Services, Inc. (the "Registrant").

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

Date:  May 5, 2005

/s/ Blair J. Merriam
- -----------------------
Blair J. Merriam
President, Chief Executive Officer & Treasurer



Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB/A for the period ended December 31,2003 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair J. Merriam, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

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



May 5, 2005



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	May 5, 2005				/s/ Blair J. Merriam
	________________			__________________________
						Blair J. Merriam, President and CEO