Form 10QSB/A
period 2004-06-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2005-05-05
CIK 1098278

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

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Independent Accountant's Review Report--------------------------------- 3
Balance Sheets--------------------------------------------------------- 4
Statements of Operations----------------------------------------------- 6
Statements of Cash Flows----------------------------------------------- 7
Notes to Financial Statements------------------------------------------ 8
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 13
PART II  OTHER INFORMATION--------------------------------------------- 18
Item	1.  Legal Proceedings------------------------------------------ 18
Item	2.  Changes in Securities-------------------------------------- 18
Item	3.  Defaults Upon Senior Securities---------------------------- 18
Item	4.  Submission of Matters to a Vote of Security Holders-------- 18
Item	5.  Other Information------------------------------------------ 18
Item	6.  Exhibits and Reports--------------------------------------- 19
Signatures------------------------------------------------------------- 20






					(2)

PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.


The following financial statements have not been reviewed by an independent accountant.



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

					(8)

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

					(9)

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

					(10)

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

					(11)

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


					(12)

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

On August 22, 1997, the Company underwent a reorganization with Windom, Inc., a non-operating public shell which resulted in the retirement of all the


					(13)
common and preferred shares of both companies and the reissuance of certain shares of the Company which continued to do business as New York Bagel Exchange, Inc.

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

					(14)

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

					(15)

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

					(16)

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


					(17)

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.
- -Shares Outstanding-

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

					(18)

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

/s/ Blair J. Merriam
- -----------------------
Blair J. Merriam
President, Chief Executive Officer & Treasurer


					(19)

Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB/A for the period ended June 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair J. Merriam, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

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





                                      (20)