Form 10QSB/A
period 2004-09-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2005-05-05
CIK 1098278

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

TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Independent Accountant's Review Report--------------------------------- 3
Balance Sheets--------------------------------------------------------- 4
Statements of Operations----------------------------------------------- 6
Statements of Cash Flows----------------------------------------------- 7
Notes to Financial Statements------------------------------------------ 8
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 13
PART II  OTHER INFORMATION--------------------------------------------- 17
Item	1.  Legal Proceedings------------------------------------------ 17
Item	2.  Changes in Securities-------------------------------------- 17
Item	3.  Defaults Upon Senior Securities---------------------------- 17
Item	4.  Submission of Matters to a Vote of Security Holders-------- 17
Item	5.  Other Information------------------------------------------ 17
Item	6.  Exhibits and Reports--------------------------------------- 18
Signatures------------------------------------------------------------- 19





























                                      (1)

PART I--FINANCIAL INFORMATION

The following financial statements have not been reviewed by an independent accountant.



Item 1.  Financial Statements


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

					(2)

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


					(3)

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

					(13)

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

					(14)

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

					(15)

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

					(16)

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

					(17)

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


					(18)

Exhibit 1.2

CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF the SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Federal Security Protection Services, Inc. (the "Company") on Form 10-QSB/A for the period ended September 30, 2004 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair J. Merriam, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

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