Form 10QSB/A
period 2004-06-30
FEDERAL SECURITY PROTECTION SERVICES INC
filed 2005-06-02
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB/A-2

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


                                      (1)

		FEDERAL SECURITY PROTECTION SERVICES, INC.
			    FORM 10-QSB/A-2

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


The following financial statements replace in their entirety the financial statements as contained in our 10-QSB/A for the three-months ended June 30, 2004.




					(3)

Federal Security Protection Services, Inc.
Balance Sheet

								June 30
								--------
								2004
								(Restated)


Assets

Current Assets
Cash								641
	Total Current Assets					641

Property and equipment
	Equipment						2,444
	Accumulated depreciation				(2,320)
		Property and equipment, net			124



Total assets							765


					- unaudited -

			See accompanying notes to financial statements

					(4)

Federal Security Protection Services, Inc.
Balance Sheet - continued

								June 30
								--------
								2004
								(Restated)


Liabilities and Shareholders' (Deficit)


Current liabilities
	Accounts payable					7,676
	Accrued compensation - related parties			198,000
Short-term borrowings, including accrued
	interest $57,216					231,761

Total current liabilities					437,437


Shareholders' (deficit)
Convertible preferred stock, par value of $.001,
	20,000,000 shares authorized. 70,000 shares
	designated Series A and 60,000 shares
	issued and outstanding at June 30, 2004
	convertable at the option of the holder
	into 600,000 shares of common stock.
	Aggregate liquidation preference of $600,000 at
	June 30, 2004. 						60
100,000 shares designated Series B and 20,000
	shares issued and outstanding at June 30, 2004.
	Aggregate liquidation preference of $2,000,000 at
	June 30, 2004.						20
10,000 shares designated Series C and 3,800
	shares issued and outstanding at June 30, 2004.
	Aggregate liquidation preference of $380,000 at
	June 30, 2004.						4
Common stock, par value $.001, 100,000,000 shares
	authorized.  8,475,211 issued and
	outstanding at June 30, 2004.				8,475
Paid in capital							5,158,543
Accumulated deficit						(5,603,774)
	Total shareholders' (deficit)				(436,672)


Total liabilities and shareholders' (deficit)			765



			See accompanying notes to financial statements



					(5)

Federal Security Protection Services, Inc.
Statements of Operations
For the Three Months Ended June 30, 2004 and 2003

								June 30		June 30
								-------------------------
								2004		2003


Revenues							0		0


Operating expenses:
	General and administrative				59,470		63,699

Loss from operations						(59,470)	(63,699)

Other expense
	Interest expense					(5,188)		(5,092)



Net income (loss)						(64,658)	(68,791)


Basic and dilutive income (loss) per share			(.007)		(.011)

Weighted shares outstanding					8,475,211	6,275,211





			See accompanying notes to financial statements

					(6)

Federal Security Protection Services, Inc.
Statements of Cash Flows
For the Three Months Ended June 30, 2004 and 2003

								June 30		June 30
								-------------------------
								2004		2003


Cash flows from operating activities
	Net income (loss)					(64,658)	(68,791)
	Adjustments to reconcile net loss to
		net cash used in operating activities
		Depreciation expense				124		122
		Changes in operating assets and
		liabilities
			Increase (decrease) in accounts payable	(1,524)		9,206
			Increase in accrued compensation
			due related parties			54,000		41,250
			Increase in short-term borrowings	5,188		5,092
Net cash provided by (used in) operating
	activities						(6,870)		(13,121)


Cash flows from investing activities				0		0
	Net cash provided by (used in) investing
	activities						0		0


Cash flows from financing activities
	Advances from related party				2,000		10,000
	Donated capital						0		2,500
	Repayment of related party advances			(2,500)		0

  	Net cash provided by (used in) financing
	activities						(500)		12,500


Net (decrease) in cash						(7,370)		(621)

Cash - beginning of period					8,011		1,204

Cash - end of period						641		583



			See accompanying notes to financial statements



					(7)

	NOTES TO FINANCIAL STATEMENTS



NOTE 1  Basis of Presentation and Organization

Organization and business

Federal Security Protection Services, Inc. ("the Company"), a Delaware
Corporation, was incorporated on January 19, 1988 as Windom, Inc.   After
several failed business attempts, the Company changed its name to Federal Security Protection Services, Inc on March 12, 2002 and acquired Iris Broadband, Inc. on September 6, 2002, allowing the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. As discussed in Note 3, the Company reversed its merger with Iris Broadband, Inc. and, as a result, discontinued business operations. The Company is currently pursuing feasible opportunities in other industries.


Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 2004, current liabilities exceed current assets by approximately $437,000 and has a net deficit since its inception amounted to approximately $5,600,000.

In view of these matters, the continuation of its operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management continues to fund the Company's operations and is currently seeking financing from third parties, however, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.


Restated Financial Statements

The financial statements for the three-months ended June 30, 2004 have been restated to correct errors included in the financial statements as previously reported, These errors include a) the accounting as a liability the $25,000 received for the issuance of common stock , and b) the March 31, 2004 charge off of the $42,500 obligation due a former employee whose collection of the obligation became barred by statute.



A reconciliation of the Company's liabilities and equity is as follows:

					As Previously			As
Type of Security       			Reported	Correction	Restated
             				_____      	______      	______

Liabilities				$504,937	a)$(25,000)	$437,437
							b)$(42,500)

Stockholders' Deficit
	Common Stock			$7,975		a)$500		$8,475
	Additional paid-in-capital	$5,134,043	a)$24,500	$5,158,543
	Retained deficit		$(5,646,274)	b)$42,500	$(5,603,774)
Total Stockholders'
	Deficit				$(504,172)	$67,500		$436,672




NOTE 2 - Summary of significant accounting policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of marketable securities and the recoverability of long-lived assets. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.


Property and equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Equipment consists of computer and phone equipment, recorded at cost, and depreciated over its estimated useful lives of five years using the straight-line method. Depreciation expense for the three-months ended June 30, 2004 and 2003 amounted to $124 and $122, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June
30, 2004 and 2003, the Company does not believe there has been any impairment of its long-lived assets.

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

The Company has total net operating loss carryforwards at June 30, 2004 of approximately $3,185,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of $1,082,900 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards begin to expire in fiscal year 2011 for federal tax purposes.



Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the quarters ended June 30, 2004 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 15,300,211 and 13,100,211 in 2004 and 2003, respectively. Such amounts include common shares potentially issuable from the conversion feature of the Company's Series A convertible preferred stock and outstanding stock options.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, receivable from officer, accounts payable, accrued expenses, notes payable and convertible debentures. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company cannot determine the estimated fair value of receivable from officer as the transaction originated with a related party and instruments similar to the convertible debentures could not be found. Other than these items, the Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Reclassifications

Certain amounts in the June 30, 2003 financial statements have been reclassified to conform with the June 31, 2004 presentation. Such reclassifications had no effect on net loss as previously reported.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." This statement requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is applicable to all public entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-Monetary Assets, an amendment of APB Opinion 29, Accounting for Non-Monetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company adopted this statement on January 1, 2005. The adoption of the statement did result in a significant change in the current manner in which the Company accounts for its exchanges of non-monetary assets.

The FASB has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Public entities will be required to apply Statement 123R in the first annual reporting period that begins after June 15, 2005. Since the Company has been accounting for its share-based compensation under SFAS No. 123, management believes SFAS No. 123R should not have a significant impact on the way it accounts for its stock-based compensation.


NOTE 3.  Acquisition of Iris Broadband, Inc.

On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B). The acquisition was accounted for by the purchase method pursuant to SFAS No. 141.Per terms of the contract between the two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction. On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage and to reverse and nullify the acquisition transaction. According to Accounting Research Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18. A net loss by
Iris Broadband, Inc. of approximately $457,000 for the period September
6, 2002 to March 31, 2003, under the application of the equity method resulted in the reduction in the Company's entire investment in affiliate of $203,000 and was reported on the Income Statement "Equity in net loss of unconsolidated affiliate" for the period ending March 31, 2003.

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


NOTE 4  Shareholders' equity

Stock options

As of June 30, 2004 and 2003, the Company had granted a total of 6,225,000 stock options to its management and former management to purchase 6,225,000 shares of the Company's common stock at a price of $.15 pr share. The options expire expire in April, 2007.

Preferred stock

In November, 2001, 70,000 shares of Series A convertible preferred stock were issued as incentive to four related parties for providing the Company with operating capital from loans totaling $20,000 and from purchase of common stock for $50,000. The conversion and voting rights of Series A preferred is 10 shares of common stock. Also in March, 2002, 10,000 shares of the Series A preferred were converted into 100,000 shares of common stock.

On November 11, 2003, 20,000 shares of Series B preferred stock were issued in exchange for management services valued at $10,000, of which $5,000 was to a related party.

On January 15, 2003, 10,000 shares of preferred stock was designated as Series C preferred stock and 3,800 shares, valued at $37,566, were issued to a creditor of Iris in exchange for a reduction in the Company's indebtedness to Iris.

NOTE 5. Related parties

Short-term borrowings

At June 30, 2004, the Company had unsecured promissory notes, inclusive of accrued interest, of $231,761, payable to six shareholders. Each promissory note is assessed interest at an annual interest rate of 12%. The Company did not payoff the notes when they became due and is in default (see Note 6. Subsequent events) Interest charged to operations on these obligations for the three-months ended June 30, 2004 and 2003 amounted to $5,188 and $5,092, respectively.


Stock options

Represented in outstanding stock options are 6,225,000 shares at June 30, 2004, to related parties.


Noncash transactions

For the three-months ended June 30, 2004 and 2003, the Company accrued $54,000 and $42,500 for officers management services (see Note 6.Subsequent events).


NOTE 6 - Subsequent events

In December 2004, the Company issued 2,400,000 shares to its officers in cancellation of $144,000 of accrued compensation due them. Also in December 31, 2004, the Company converted 50,000 shares of Series A preferred stock into 500,000 shares of its common stock.

In March 2005, the Company issued 350,000 units for $70,000 pursuant to its private offering. Each unit consist of one share common stock and two warrants, of which one warrant to purchase one share of the Company's common stock at $ .50 per share, and one warrant to purchase one share of the Company's common stock at $1.00 per share The warrants are exercisable for 2 years with piggyback registration rights.

Also in March 2005, the Company issued to its note holders a total of 986,450 shares of its common stock in consideration for the modification of the terms of all outstanding loans extending the due date the loans to February 28, 2006. In addition, under the terms of the modified agreements, until the loans and accrued interest are paid in full, each holder has the right to convert the obligation due them, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.


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

The Board of Directors approved on June 9,2003, the reversal of the plan of reorganization of Iris Broadband, Inc. and the Company. This action came about over time as an assessment was done of the costs required to be a public company, particularly in light of recently enacted Sarbanes-Oxley regulations. Iris had underwritten all costs since prior to the merger, and could not afford to continue to do so. Compliance with these new regulations is onerous for small publicly-held companies without the financial and staff resources necessary to be devoted to all of the requirements. The issued and outstanding shares of Preferred Series B stock of FSPS were transferred back to FSPS by the former Iris shareholders in return for Iris shares. All stock options issued to Gary O'Neal, Michael Landers, Edward Reynolds, John Fentum and Thomas Polich were cancelled upon the approval of the unwind resolution. Additionally, Gary O'Neal, Michael Landers and Edward Reynolds resigned from their respective Director and employment positions. Mr. Fentum and Mr. Polich resigned from the Board of Directors. The financial statements contained herein reflect the reversal of the acquisition of Iris, and therefore show unconsolidated financial statements reflecting only FSPS results, not including Iris results.


BUSINESS

Upon consummation of the reversal acquisition of all of the outstanding stock of Iris, the Company has decided to seek acquistion or merger candidates.


RESULTS OF OPERATIONS

There was no revenue for the three months ended June 30, 2004 and for the three months ended June 30, 2003. Operating expenses for the three-months ended June 30, 2004, consist of accrued compensation to its officers totaling $54,000, accounting fees of $4,900, and other general and administrative expenses totaling $570.

Operating expenses for the three-months ended June 30, 2003, consist of accrued compensation to its officers totaling $42,500, accounting fees of $8,800, legal fees of $7,839, travel expense of $1,509, stock transfer fees $2,204 and other general and administrative expenses totaling $847.

The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid.

Interest charged to operations for the three-months ended June 30, 2004 and 2003 amounted to $5,188 and $5,092, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had current assets of $641. At June 30,
2003 the current asset balance was $583. Total assets for the same respective periods were $765 and $1,197.

As of June 30, 2004, the Company had current liabilities of $437,473. At
June 30, 2003 the current liability balance was $319,556. There was no long-term liability in either year.


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

Date:  June 2, 2005

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



June 2, 2005



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


Federal Security Protection Services, Inc.


Date:	June 2, 2005				/s/ Blair J. Merriam
	________________			__________________________
						Blair J. Merriam, President and CEO





                                      (20)