Form 10KSB
period 2005-03-31
PLATINA ENERGY GROUP INC.
filed 2005-06-29
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-KSB

	[x] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended March 31, 2005

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

			Commission File Number	000-28335

				Platina Energy Group Inc.
		____________________________________________________________
	   		(Name of small business issuer in its charter)

					Delaware
		____________________________________________________________
	     (State or other jurisdiction of incorporation or organization)

				   84-1080043IRS
		____________________________________________________________
				(I.R.S. Employer Identification No.)

	  			4255 South Bannock St.
          			Englewood, CO 80110
		____________________________________________________________
			(Address of principal executive offices)

				(303) 762-7381
		____________________________________________________________
			(Issuer's telephone number, including area code)

	Securities registered pursuant to Section 12(b) of the Act:

	Title of each class: None     Name of each exchange on which registered:  None

	Securities registered pursuant to Section 12(g) of the Act:  Common Stock

	Check whether the Issuer (1) filed all reports required to be filed by
	Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		(1) Yes [X}	No [ ]		(2) Yes [X]	No [ ]

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

	State Issuer's revenues for its most recent fiscal year: $0.

	State the aggregate market value of the voting stock held by non-affiliates
	computed by reference to the price at which the stock was sold, or the
	average bid and asked prices of such stock, as of a specified date within the
	past 60 days: $2,601,693.50 as of June 21, 2005 at closing price of $0.25 per
	share.

	(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

	Check whether the Issuer has filed all documents and reports required to be
	filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
	of securities under a plan confirmed by a court. Yes [X]	No [ ]

	(APPLICABLE ONLY TO CORPORATE ISSUERS)

	State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

	As of June 28, 2005 there were 16,654,731 shares of $.001 par value common stock outstanding.

	DOCUMENTS INCORPORATED BY REFERENCE

	None

	Transitional Small Business Format (Check one):  Yes [ ] No [x]

                                      (1)

			PLATINA ENERGY GROUP INC.
			    FORM 10-KSB

TABLE OF CONTENTS

									Page
PART I
Item 1.	Description of Business---------------------------------------- 3
Item 2.	Description of Property---------------------------------------- 8
Item 3.	Legal Proceedings---------------------------------------------- 9
Item 4.	Submission of Matters to a vote of Security Holders------------ 9

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters------- 9
Item 6.	Management's Discussion and Analysis or Plan of Operation------ 10
Item 7.	Financial Statements------------------------------------------- 14
Report of Independent Registered Public Accounting Firm---------------- 15 Consolidated Balance Sheets-------------------------------------------- 16
Consolidated Statements of Operations---------------------------------- 17
Consolidated Statements of Cash Flows---------------------------------- 18
Notes to Consolidated Financial Statements----------------------------- 19
Item 8.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure--------------------------------------- 29

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons;
	Compliance With Section 16(a) of the Exchange Act-------------- 29
Item 10.Executive Compensation----------------------------------------- 30
Item 11.Security Ownership of Certain Beneficial Owners and Management- 31
Item 12.Certain Relationships and Related Transactions----------------- 33
Item 13.Exhibits and Reports------------------------------------------- 34
Exhibits--------------------------------------------------------------- 35
Signatures------------------------------------------------------------- 36



					(2)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not fully materialize or prove incorrect, could cause our business and results of operations to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include, without limitation, any statements concerning the conditions in the oil and gas industries and specifically the enhanced oil recovery segment of the oil and gas industry, our operations, economic performance and financial condition, including in particular statements relating to our business, growth strategy, product development efforts, statements related to benefits to be derived from the TPU and statements related to ongoing and future operations and statements of belief and statements of assumptions underlying any of the foregoing. The words "will," "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable terminology generally identify forward-looking statements.

These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified elsewhere in this Form 10-KSB and other risks and uncertainties indicated from time to time in our filings with the SEC. Actual results could differ materially from these forward-looking statements. All forward-looking statements included in this Form 10-KSB are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements.

GENERAL

Platina Energy Group Inc., a Delaware corporation (the "Company") previously merged with various entities all of which operations have ceased. Accordingly, the Company has been a non-operating public shell, however, on March 11, 2005, the Company entered into an Asset Purchase Agreement with Permian Energy Services, L.P. ("Permian L.P.") whereby the Company, through its wholly-owned subsidiary, Permian Energy International, has acquired certain marketing, distribution and license rights to various patented thermal pulse units ("TPU") and the "Penney Pump" to the oil and gas industry. The acquisition of the marketing, distribution and license rights closed on April 6, 2005 and since that date the Company's sole operations have involved the marketing of the TPU and Penney Pump. The Company intends to concentrate its efforts in the enhanced oil recovery ("EOR") segment of the oil and gas industry and accordingly, on June 15, 2005 changed its name to Platina Energy Group Inc.
to more accurately reflect its current business.

Pursuant to the Asset Purchase Agreement, the Company issued 2,250,000 shares of its common stock to Permian L.P. together with a two (2) year promissory note in the principal amount of $250,000.

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

					(3)

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

On June 9, 2003 the acquisition of Iris was reversed. The former management of Iris desired to return to the status of a privately-held company due to the expense of being a public company and the newly adopted regulations governing all public companies.

On March 11, 2005, the Company entered into an Asset Purchase Agreement with Permian Energy Services, L.P. ("Permian L.P."), a Texas limited partnership, whereby the Company, through its wholly-owned subsidiary Permian Energy International ("Permian International"), a Nevada corporation formed on March 30, 2005, acquired on April 6, 2005 certain marketing, distribution and license rights to various patented thermal pulse units ("TPU") to the oil and gas industry for enhanced oil recovery. The assets that were purchased consist primarily of the assignment to Permian International of (i) an exclusive marketing agreement between Permian L.P. and Bi-Comp, L.L.C., (ii) a joint venture agreement between Permian L.P. and Daystar Oil and Gas Corporation,
(iii) a letter agreement between Permian L.P. and Wyoming Energy Corporation, and (iv) a verbal licensing use and distribution agreement between Permian L.P. and Penney Resources, LLC regarding the "Penney Pump." In addition, Permian L.P. transferred to the Company intellectual property regarding TPU applications for oil recovery from wells and for acid gas re-injection.

The Company's principal place of business is 4255 South Bannock Street, Englewood, CO 80110.

BUSINESS

Platina Energy Group Inc. through its wholly owned subsidiary Permian Energy International (collectively, the "Company") has acquired the marketing and distribution rights, on an exclusive and non-exclusive basis, to a unique "enhanced recovery solution" that stimulates and recovers oil and gas from stripper (low volume) wells at a fraction of the cost of other methodologies available in the industry today.

The Company's enhanced recovery solution through its marketing and distribution agreements utilizes "Hydraulic Gas Compressor" (HGC) technology in a "Thermal Pulse Unit" (TPU) application. The TPU incorporates a patented hydraulically driven compressor technology, which creates 350F+ heat and 1,500+psi pressures for utilization in well cleanup, stimulation and production. The TPU has various configurations and attributes that replace conventional methodologies for day-to-day operations of oil and gas production. The TPU can be sized to fit small to large applications and can be powered by diesel, natural gas, propane or electricity. Management of the Company believes that the TPU technology will compete successfully with all current stimulation and recovery methodology on the basis of both cost effectiveness and long term results.


					(4)

According to the Department of Energy, there have been 2.25 million wells drilled in the U.S. since 1949. Many oil reservoirs have only had 35% of their reserves produced, leaving huge potential upsides. The Office of Fossil Energy, U.S. Department of Energy, estimates there are nearly 500,000 oil wells and 230,000 gas wells that are marginal or classified as "stripper" wells. These stripper wells produce less than 15 barrels of oil a day or less than 60 thousand cubic feet of gas a day. Such wells are potentially considered uneconomic or marginal with the strong likelihood of being abandoned due to poor production economics. In seeking to revitalize marginal and stripper wells both the Department of Energy and American Petroleum Institute have emphasized the need for new technologies to access more of the reserves available.

The Company has identified a large number of oil reservoirs, both heavy and light oil, in the United States that are in close proximity to neglected gas reserves. The oil reserves by themselves lack the two basic variables to efficient recovery--heat and pressure. The gas reserves by themselves lack the basic infrastructure either in pipeline deliverability or processing to make a fungible commodity. In most cases, the gas is contaminated with Nitrogen (N2) and/or Carbon Dioxide (CO2). Historically, the oil industry has been unable to "merge" the oil and gas into a vibrant recovery program due to the economy of scale.

The Company through its marketing rights to the TPU technology provides the economic alternative that was previously unavailable. The TPU is able to "merge" these two neglected assets together in a cost effective manner. The TPU is able to take the indigenous gas and re-establish good bottom-hole temperatures and pressures at a lifting cost of between $2.50 and $5.00 per barrel compared with the lifting costs of CO2 floods and Steam floods that historically cost $15.00 to $22.00 per barrel depending on individual field conditions.

The TPU provides the Company with the ability to generate new business by re-entering existing wells rather than being dependent on the production companies drilling new wells. With the heat and pressure technology of the TPU, we believe we can improve recovery rates rather than have a production company abandoning a field because of the depletion of its oil or gas reserves.

The Company's management believes that producing companies will react to the combination of the increased demand and the decreased supply of oil and gas in a manner that will provide an incentive for them to utilize both segments of our business. We believe that oil and gas producers have great economic incentive to recover additional production and reserves from known reservoirs rather than pursuing a more risky exploration approach. Our extraction methods may permit producers to add value by potentially recovering a significant additional percentage of the oil and gas from a reservoir.

The Company currently is negotiating for numerous agreements with owners of vast tracts of proven producing and proven undeveloped wells to implement its plan. The Company's strategy is to offer owners/leaseholders of stripper wells its solution, free-of-charge, in exchange for a percentage of production based on increased volumes and decreased costs per barrel/cubic foot produced by the Company's efforts. The Company will evaluate candidates for use of the TPU technology based upon the following criteria:

*	Economic package - available net revenue interest and working interest
	percentage offered
*	Quality of oil, i.e. sweet, reaction to heat, refining value
*	Reserve basis, i.e. proved producing, proved undeveloped & availability
	of gas for injection or cost of nitrogen generator
*	Quality of the reservoir, i.e. thickness, historical damage
*	Infrastructure support, i.e. well conditions, personnel, electricity,
	oilfield supplies, etc.

					(5)

Once an agreement is in place, the Company will deliver and set-up TPUs in an oil field and train field personnel supplied by the owners to operate the equipment. All that is required by oil field owner is to provide working wells in good operating condition, trainable personnel and a power source.

Recovery of Heavy Oil and Tar Sand Overview

Heavy oil is defined as oil with a 10-20 API Gravity; tar sands oil is any oil with an API Gravity lower than 10. These reserves have been studied and defined over the last 75 years. Current production of heavy oil in the United States accounts for only 8% of our current daily production. Production from California accounts for nearly all of the heavy oil produced in the United States. However, there are significant reserves in many other states. The DOE has established estimates of "Oil In Place" for Heavy Oil at 79,152 Million Barrels; Tar Sands "Oil in Place" is estimated at 71,525 Million Barrels. If one considers the next grade of oil reserves between 20-25 API gravity, the estimates only get higher. One geologist estimated that the oil reserves remaining in the San Andres formation in the Permian Basin exceed "all of the reserves of Saudi Arabia."

The Company feels that the TPU is one part of the solution to recovering these valuable reserves. Coupled with proper production methods, the TPU can generate sufficient pressure and temperature to make for a cost effective and environmentally friendly recovering program.

THE TPU TECHNOLOGY

The TPU technology combines conventional compression and pumping in a very unconventional way. The unit employs proprietary as well as "off the shelf" external components. The work of compression is done with a low-speed, high ratio, cylinder/piston/hydraulic ram configuration. Powered by a standard hydraulic pump system, the system can be driven by either electric or gas motors.

Fuel usage and fuel material balance is critical in any process or machine. The TPU consumes the equivalent of 10-15 MCFD and 600-900 KWHD depending upon the size and configuration of the TPU. In real dollars, the smallest unit, TPU 150 consumes approximately $75 worth of energy per day. Comparative horsepower and fuel usage finds the TPU to be approximately 50% lower than other conventional machines.

The TPU technology generates heat as a by product. Heat in excess of 350 F can be generated and maintained through the work of molecular friction in the gas phase. Heat can be generated within five minutes of the unit's startup time. There is NO open flame in the system. The unit can be placed next to the wellhead without danger of fire or explosion. As a mobile unit, the TPU will be an attractive alternative to conventional Hot Oilers. As a permanent thermal flood installation, the TPU can be used instead of conventional steam boilers.

The TPU can heat and displace wet or dry Methane Gas, Nitrogen, CO2 or any combination of various gases. Additionally, the TPU can pump liquids such as water, solvents and even organic acids. The problem with "phase changing" or "liquid versus gas phase" is not a problem with the TPU. A huge market for the TPU will be the injection of "Acid Gases" for disposal and/or tertiary oil recovery.

Production increases in both oil and gas will be a natural result of "well bore cleanup" and "near well bore stimulation." The TPU creates a "pulsating" effect in the bottom hole strata. This is similar to a "breathing" effect. The TPU "inhales" on the suction of the low pressure and "exhales" on the high pressure discharge. Simultaneously, the formation experiences a steady and gradual build up finding and filling pressure voids. Methane Gas and Natural Gas Liquids (NGL's) are released into the vapor phase as the bottom hole temperatures are increased above the liquid equilibrium state of the formation.


					(6)

The TPU has an ingenious internal system of heat exchangers, weir walls, siphons and drains. The TPU actually becomes a horizontal separator. Oil and Water are separated and can be directed via pumps to separate holding tanks. The natural gas can be redirected into the low pressure suction and/or split to a gas sales line. Also, the wet, heavy gas invites dew point processing for "C4+" recovery.

THE COMPANY'S BUSINESS STRATEGY

The Company will offer owners/leaseholders of stripper wells and mineral rights multiple options on the use of the TPU. The Company will offer a day-rate service as well as partnerships in which the Company can receive a percentage of production based on increased volumes and decreased costs per barrel/cubic foot produced by the Company.

In the case of a joint venture based on incremental production, the Company will deliver and set-up TPUs in an oil field and train field personnel supplied by the owners to operate the equipment and all that will be required by the oil field owner is to provide working wells in good operating condition, trainable personnel and a power source.

The Company is also targeting opportunities in which it can secure leasehold acreage and idle well bores and at the same time have equal or majority control of the property. In these cases, the ownership of production will be based upon the net revenue interest and working interest available.

TPU Manufacturing

Bi-Comp, L.L.C., the company that licenses the marketing rights for the TPU to the Company, is the current manufacturer of the TPU with a manufacturing capacity of 1-3 unit(s) per month. The Company realizes in order to grow the capacity must increase dramatically. To increase production, the Company plans to create a template for production, using certain companies to produce specific parts, and taking these parts to a centrally located assembly plant. By doing this, the Company anticipates producing 4 TPU units per week. This process can be ramped up in approximately 45 days and with this system in place the Company forecasts that up to 2 completed units per day can be produced at a peak production run.

License and Marketing Agreement for TPU

The Company has been assigned the licensing and marketing agreement for the TPU with Bi-Comp, L.L.C. Bi-Comp, L.L.C. provides exclusive license and marketing rights on a geographical basis by county to the TPU to companies that first market in such counties. The Company currently has the exclusive rights to market the TPU in the following counties:

Texas Counties

Andrews
Gaines
Ector
Harris



COMPETITION

The market for enhanced oil recovery is highly competitive and we encounter substantial competition in both the obtaining of exclusive marketing rights to the TPU in counties currently not being licensed territories for the TPU by Bi-Comp, L.L.C. and in the treatment of oil and gas wells for enhanced recovery.

					(7)

Numerous companies are attempting to obtain the marketing rights for the TPU in various oil and gas producing counties, many of which have greater financial and marketing resources. Significant competitive factors in obtaining the marketing rights include strength of company personnel, ability to focus on profitable segments, contacts within the industry and the ability to complete transactions on a timely basis, and we believe we can compete favorably on the basis of these factors.

The enhanced oil recovery industry includes large and highly financed companies that concentrate on larger projects and is highly fragmented in the segment in which we will primarily compete. The larger companies include but are not limited to Baker Hughes Inc., BJ Services Co., Halliburton Co., Schlumberger Ltd, Smith International Inc and Weatherford International Inc.

In the smaller market in which we will primarily compete, the significant competitive factors include cost, ease of use, reliability and customer relationships. We believe we compete favorably on the basis of these factors in the markets we serve.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

Since the primary focus of the Company is to enhance existing oil and gas wells, the Company will be operating on properties whereby the rights and permits have already been obtained or maintained by the land/lease holder at the location of the well. The Company is still however, subject to regulatory control including but not limited to the Environmental Protection Agency, U.S. Department of Energy, OSHA and various state agencies such as the Secretary of State, as well as Oil and Gas Commissions, and in reference to Texas, the Commission there being the Railroad Commission.

EMPLOYEES

The Company currently employs three full-time employees and one part-time employee.

AVAILABLE INFORMATION

Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on the SEC's website at www.sec.gov/ that contains reports, proxy and information statements and other information that we file with the SEC. In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY

The corporate headquarters, now located in Englewood Colorado, consists of approximately 400 square feet of space located at 4255 South Bannock Street, Englewood, CO 80110. These are the offices of the Secretary of the Company and no rent is being charged to the Company to date. The Company's subsidiary, Permian Energy International currently subleases approximately 8,750 square feet of office and warehouse space at 1260 South Highway 385, Andrews, TX 79714 on a month-to-month basis beginning April 15th at $1,200 per month from Permian Energy Services, L.P., a Texas limited partnership whose General Partner is Robert J. Clark, who is also the President of Permian Energy International.


					(8)

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has traded on the Electronic Bulletin Board of the National Quotation Bureau under the symbol "PLTG" since June 17, 2005 and under the symbol "FSPS" from 2002 until June 17, 2005.

The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock as reported by the National Quotation Bureau, but does not include retail markup, markdown or commissions.

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Closing Prices by Quarter Ended

				High		Low
				-----		-----
Fiscal 2004
	June 30, 2003		$0.03		$0.03
	September 30, 2003	$0.03		$0.03
	December 31, 2003	$0.07		$0.07
	March 31, 2004		$0.05		$0.05

Fiscal 2005
	June 30, 2004		$0.05		$0.05
	September 30, 2004	$0.035		$0.035
	December 31, 2004	$0.07		$0.07
	March 31, 2005		$0.17		$0.14




As of March 31, 2005, there were 12,711,731 shares of Common Stock outstanding held by approximately 600 record and beneficial stockholders.


TRANSFER AGENT AND WARRANT AGENT

The Company has appointed Corporate Stock Transfer, Inc., 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209, as its transfer agent and warrant agent.

DIVIDENDS

The Company has not paid dividends on its Common Stock since inception and does not plan to pay dividends in the foreseeable future. Earnings, if any, will be retained to finance growth.

RECENT SALES OF UNREGISTERED SECURITIES

Stock options

All options were exercisable at time of grant and no options have been exercised as of March 31, 2005. The number of shares represented by stock options outstanding at March 31, 2005 is 6,225,000 shares with an option price of $.15 per share, and with a market price at date of grant of $.09 to $2.00 per share. Outstanding options expire in April 2007.

					(9)

As of June 9, 2003 a number of options were cancelled because of the reversal of the acquisition of Iris Broadband. The number of shares represented by stock options outstanding at June 9, 2003 is 3,525,000 shares with an option price of $.15 per share, and with a market price at date of grant of $.25 to $2.00 per share. Outstanding options expire on March 2007.

Preferred stock

In June, 1999, the Company authorized the issuance of 20,000,000 shares of $.001 par value, preferred stock. In August, 1999, 70,000 shares of preferred stock was designated as Series A preferred stock with conversion rights of one share of Series A preferred to 100 shares of common stock. As of March 31, 2005 there are 10,000 shares of Series A preferred stock outstanding. It should be noted however, that the 10,000 shares of Series A Preferred stock are subject to a 10 for 1 reverse split immediately following the 1 for 100 conversion to common stock that the Series A stock provides when exercised. Thus, the final result is that the Series A preferred stock will ultimately convert from 1 share of Series A preferred, to 10 shares of common stock.

Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after March 6, 2003. Series B Preferred Stock votes with the Common Stock on all matters. The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002.
In November, 2003, 20,000 shares of Series B stock were issued to two related parties for providing the Company with management services during the calendar year ending December 31, 2003. Therefore, as of March 31, 2005, the Company has 20,000 shares of Series B Preferred outstanding.

Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock after January 15, 2004. Series C Preferred Stock votes with the Common Stock on all matters. There are 3,800 shares of Series C Preferred stock outstanding as of March 31, 2005. The designation of rights and preferences were filed with the State of Delaware Secretary of State on January 22, 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. Unless specified otherwise as used herein, the terms "we," "us" or "our" refers to the Company.

OVERVIEW

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand Platina Energy Group Inc., formerly Federal Security Protection Services, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes ("Notes").

					(10)

The Company has been seeking suitable candidates for acquisition since the reversal of the acquisition of Iris on June 9th, 2003. The entire fiscal year ended March 31, 2005 was therefore spent in identifying a desirable industry for the Company to operate in. Thus, the Company had no operations to speak of and no revenue for fiscal year ended March 31, 2005 and 2004. Management's goal for fiscal Year ended March 31, 2005 was to make an entrance into the Energy Industry, primarily in the Oil and Gas service sector, facilitated through mergers and/or acquisitions.

Pursuant to the aforementioned goal, the Company proposed a name change to one that would be more suitable for the chosen industry, and on June 15th, 2005 the Company held a special meeting of shareholders (see subsequent events). As a result, the name change to Platina Energy Group Inc. was approved, as well as the proposed 2005 stock option plan for the benefit of certain officers, directors, employees and advisors of the Company.

On April 6, 2005 the Company entered into an asset purchase agreement with Permian Energy Services, L.P. (herein after referred to as PES L.P.) and R.J. Clark, Managing Partner of PES L.P. (See Item 1 - Description of Business) The Company, through its wholly owned subsidiary, Permian
Energy International (herein after referred to as "PEI) acquired assets of PES. The asset purchase agreement with PES L.P. consists of the sale of all distribution and marketing rights of PES L.P. relating to the Thermal Pulse Unit (TPU), an enhanced oil and gas recovery technology. Having made our initial acquisition through an asset purchase agreement with PES L.P., the Company realized its goal of entering into the Energy Sector and plans to acquire several more non-competing, complementary companies.

Going forward Platina Energy Group Inc. (Platina) will act as a publicly traded holding company that is acquiring Energy Sector related companies. The development strategy of the Company anticipates establishing a foundation for long-term growth, as a holding company focused primarily on the acquisition of companies that own or operate enhanced recovery, drilling, and/or exploration technolgies. Management's goal is to build a platform/holding company that mitigates risk for investors, by spreading their equity investments across multiple investments through one holding company. Platina plans to use a combination of stock, cash, and seller debt to purchase synergistic and accretive companies.

We anticipate generating revenues through acquisitions, the first of which was the asset purchase agreement acquired into PEI, a wholly owned subsidiary of Platina. PEI plans to derive income from offering multiple options on the use of the TPU (Thermal Pulse Unit). PEI will offer day-rate service fee to existing oil field owners, leaseholders, and production companies, as well as creative revenue sharing agreements based upon increased productivity and/or decreased costs per barrel/cubic foot produced by PEI's efforts.

The Company's principal place of business is 4255 South Bannock St., Englewood, CO 80110.


					(11)

RESULTS OF OPERATIONS

The Company has been seeking acquisition candidates since the reversal of the acquisition of Iris on June 9th, 2003. No acquisitions were made during fiscal year ending March 31, 2005, and the financial statements contained herein reflect the consolidated financial statements of Platina Energy
Group Inc. (formerly Federal Security Protection Services, Inc.) and Permian Energy International, a wholly owned subsidiary of Platina Energy Group
Inc.

Revenues for the fiscal year ended March 31, 2005 and 2004 were $-0-. Operating expenses consisted of salaries and general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. Salaries expense was $144,000 and $168,000 in the fiscal years ended March 31, 2004, and 2005 respectively. General and administrative expense was $254,995 and $201,141 in the fiscal years ended March 31, 2004, and 2005 respectively.

Executive compensation in the form of salary and common stock options were granted to Mr. Blair Merriam

(See "Executive Compensation" Item 10 below, and "Security Ownership of Certain Beneficial Owners and Management Item 11 below, and Certain Relationships and Related Transactions Item 12 below.)

The Company has total net loss as of March 31, 2004 and 2005 of $233,946 and $342,126 respectively.

The accumulated deficit as of March 31, 2004 was $5,581,616 and was $5,881,242 as of March 31, 2005.

The Company does not have any non-officer employees.

Mr. Blair Merriam was elected to the position of President and CEO as of June 9, 2003.

Mr. Hector Beltran was elected to the Board of Directors as of February 13, 2005.

No compensation plan is in place for Directors or Executives of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company's auditor has issued an opinion about the Company's ability to continue as a going concern. The Company does require a significant cash infusion to further its implementation plans.

With respect to the fincancial condition beyond fiscal year ending March
31, 2005, the Company will need to raise additional capital to meet operating requirements. Revenues for fiscal year ending March 31, 2005 have remained at $-0- and thus, expenses have continued to exceed revenues. Accordingly, the Company does not expect to be able to fund operations from internally generated funds until such time as its new business plan can be funded and implemented. The Company currently has no material commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

				(12)

PLAN OF OPERATION

The Company is in the process of attempting to raise funds through a private placement offering of its common stock and warrants to purchase its common stock to raise up to $300,000. Over the next twelve months the Company plans to devote most of its efforts and financial resources for the raising of additional necessary capital and for the implementation of it's business plan. There can be no assurance that funding or deals will be available to the Company. In the event that such funding is not available to the Company, then Platina Energy Group Inc. would be forced to use whatever cash is generated.

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

KNOWN RISKS AND TRENDS
SEASONALITY

The Company does not expect to be sensitive to seasonal fluctuation.
The Company is however, affected by fluctuations in crude oil pricing, as well as the pricing of competitive technolgies. Risks include the potential for the development of displacement technologies which may be considered a better or more feasible solution for oil and gas recovery.

LIABILITY FOR THE COMPANY'S SERVICES

Liability issues affecting the Company would be similar to those in the oil and gas service industry (see "Government Regulations and Liabilities")

					(13)

ITEM 7. FINANCIAL STATEMENTS


				Platina Energy Group Inc.
		(Formerly Federal Security Protection Services, Inc.)


		     Consolidated Financial Statements
		For the Years Ended March 31, 2005 and 2004

				    with
		Report of Independent Registered Public Accounting Firm



					(14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Platina Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Platina Energy Group, Inc. (Formerly Federal Security Protection Services, Inc.) (the "Company") as of March 31, 2005, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platina Energy Group, Inc. (Formerly Federal Security Protection Services, Inc.) as of March 31, 2005, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jonathon P. Reuben CPA

JONATHON P. REUBEN, CPA
AN ACCOUNTANCY CORPORATION

Torrance, California
June 28, 2005



					(15)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Balance Sheet

								March 31
								--------
								2005



Assets

	Current Assets
	Cash and cash equivalents				$24,077
	Note receivable	- related party				$25,037

		Total Assets					$49,114


Liabilities and Stockholder's Deficit

	Current Liabilities
	Accounts Payable					$7,801
	Accrued compensation due officers			168,000
	Notes payable - related party				99,853
	Notes payable - other					149,226

		Total Current Liabilities			424,880


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001, 20,000,000
	shares authorized 70,000 shares designated
	Series A, 10,000 shares issued and
	outstanding at March 31, 2005. Aggregate
	liquidation preference of $100,000  at
	March 31, 2005. One share of Series A preferred
	is convertible into ten shares of common stock		10
Preferred stock, par value $.001 100,000 shares
	designated Series B, 20,000 shares issued
	and outstanding at March 31, 2005. Aggregate
	liquidation value preference of $2,000,000 at
	March 31, 2005.						20
Preferred stock, par value $.001 10,000 shares
	designated Series C and 3,800 shares issued
	and outstanding at March 31, 2005. Aggregate
	liquidation value preference of $380,000 at
	March 31, 2005.						4
Common stock; $0.001 par value; 100,000,000 shares
	authorized; 12,711,731 shares issued and outstanding	12,712
Additional paid in capital					5,492,730
Accumulated deficit					 	(5,881,242)

TOTAL STOCKHOLDERS' DEFICIT					(375,766)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$49,114


The accompanying notes are an integral part of these financial statements


					(16)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statement of Operations

								March 31	March 31
								--------	--------
								2005		2004




NET REVENUE							$ -		$ -

OPERATING EXPENSES
	General and administrative expenses			201,141 	254,995

LOSS FROM OPERATIONS						(201,141)	(254,995)

OTHER INCOME (EXPENSE)
	Interest expense					(141,022)	(21,451)
	Interest income						37 		$ -
	Cancellation of indebtedness				$ -   		42,500
TOTAL OTHER INCOME (EXPENSE)					(140,985)	21,049

NET LOSS FROM CONTINUING OPERATIONS				(342,126)	(233,946)


NET LOSS PER SHARE - BASIC AND DILUTED				$(0.04)		$(0.03)

WEIGHTED AVERAGE COMMON EQUIVALENT
	SHARES OUTSTANDING - BASIC AND DILUTED			9,233,692	7,499,528



The accompanying notes are an integral part of these financial statements

					(17)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Statement of Stockholder's Equity
For the Years Ended March 31, 2005 and 2004

									Preferred Stock
							----------------------------------------------				Additional
							   Series A	   Series B 	   Series C	  Common Stock		Paid-in		Accumulated
							--------------	--------------	--------------	------------------	Capital		Deficit		Total
		            				Shares	Amount	Shares	Amount	Shares	Amount	Shares	    Amount	----------	-----------	----------
Balance, March 31, 2003					60,000	 $60	70,000	 70	3,800	4	6,275,211     6275	$4,749,485	$(5,305,170)	(549,276)
Shares issued for cash											500,000	       500	24,500				25,000
Donated Capital															2,500				2,500
Reversal of Iris Broadband, Inc. acquisition				(70,000) 70						297,278				297,208
Issuance of common shares in exchange for
	cancellation of accrude compensation								1,7000,000   1,700	74,800				76,500
Shares issued for services						20,000	 20						9,980				10,000
Net loss																	(233,946)	(233,946)
Balance, March 31, 2004					60,000	 60	20,000	 20	3,800	4	8,475,211    8,475	5,158,543	(5,539,116)	(372,014)

Conversion of Series A Preferred
	for Common shares				(50,000) (50)					500,000	       500	(450)
Shares issued in connection with 2002 reverse
	stock split											70		 1	(1)
Shares issued for cash											350,000	       350	69,650				70,000
Issuance of common shares in exchange for extension
	of maturity date of notes payable								986,450	       986	117,388				118,374
Contributed rent														6,000				6,000
Net loss																	(342,126)	(342,126)

Balance, March 31, 2005					10,000	 10	20,000	 20	3,800	4	12,711,731  12,712	5,492,730	(5,881,242)	(375,766)



The accompanying notes are an integral part of these financial statements


					(18)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statement of Cash Flows
Years Ended March 31, 2005 and 2004



									March 31	March 31
									--------	--------
									2005		2004



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations					$(342,126)	$(233,946)
Adjustment to reconcile net loss to net cash
	used in operating activities:
		Cancellation of indebtedness				-		(42,500)
		Donated rent						6,000
		Depreciation expense					248		488
		Common stock issued for services			-		76,500
		Preferred stock issued for services			-		10,000
		Interest paid through issuance of common stock		118,374		-
Changes in assets
	(Increase) in note receivable					(37)		-
Changes in liabilities
	(Decrease) in accounts payable 					(1,399)		(966)
	Increase in accrued compensation due to officers		168,000 	144,000
	Increase in notes payable					22,006 		21,130
		Net cash used in operating activities			(28,934)	(25,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
	(Increase) in notes receivable					(25,000)	-
		Net cash used in investing activities			(25,000)	-


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock					70,000		25,000
Advances from related party						7,500		15,100
Repayments to related party						(7,500)		(10,500)
Advances from unconsolidated subsidiary							2,500
	Net cash provided by financing activities			70,000		32,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			16,066		6,806

CASH AND CASH EQUIVALENTS, Beginning of year				8,011		1,205

CASH AND CASH EQUIVALENTS, End of year					$24,077		$8,011





The accompanying notes are an integral part of these financial statements



					(19)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statement of Cash Flows - Continued
Years Ended March 31, 2005 and 2004



									March 31	March 31
									--------	--------
									2005		2004



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Interest paid							$643 	 	$-
	Income taxes paid						$-		$-


NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2004, the shareholders of Iris Broadband, Inc. returned 70,000 shares of the Company's Series B preferred stock to the Company in the reversal of the acquisition of Iris Broadband, Inc. The
70,000 shares were cancelled by the Company.

During the year ended March 31, 2004, the Company issued 20,000 shares of its Series B preferred stock in exchange for services valued at $10,000. Of the shares issued, 10,000 shares were issued to the Company's President for services valued at $5,000.

During the year ended March 31, 2005, the Company issued 2,400,000 shares of its common stock in exchange for the cancellation of accrued compensation due its officers totaling $144,000.

During the year ended March 31, 2005, 50,000 shares of the Company's Series A Preferred Stock were converted into 500,000 shares of the Company's common stock.

During the year ended March 31, 2005, the Company issued 986,450 shares of its common stock in consideration for the extension of the due date of promissory notes held by shareholders and others including the Company's President. The due dates were extended to February 28, 2006. The Company valued the shares issued at $118,374, which was charged to interest expense. Of the shares issued, 395,457 shares were issue to the Company's President and valued at $47,455. The amount due the Company's President at the date the shares were issued amounted to $99,853, including accrued interest of $19,807.

During the year ended March 31, 2005, the Company issued 70 shares of its common stock in connection with its 2002 stock split. These shares represent fractional shares created through the reverse stock split which were never issued.

During the year ended March 31, 2005, the Company issued 2,400,000 shares
of its common stock in exchange	for the cancellation of accrued compensation
due its officers totaling $144,000.


The accompanying notes are an integral part of these financial statements

					(20)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Notes to Financial Statements


NOTE 1.  Basis of Presentation and Organization

Organization and business

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation, was
incorporated on January 19, 1988 as Windom, Inc.   After several failed
business attempts, the Company changed its name to Federal Security Protection Services, Inc. on March 12, 2002 and acquired Iris Broadband, Inc. on
September 6, 2002, allowing the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. As discussed in Note 3, the Company reversed its merger with Iris Broadband, Inc. and, as a result, discontinued business operations. On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services L.P. in connection with the marketing of a certain proprietary thermal pulsing pump in the oil and gas industry (see Note 9, Subsequent Events.) On June 15, 2005, the Company changed its name to Platina Energy Group Inc.

On March 30, 2005, the Company formed Permian Energy International, a
Nevada Corporation and acquired all of its outstanding common stock. Permian Energy International did not engage in any activity during the year ended March 31, 2005.


Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. At March 31, 2005, current liabilities exceeded current assets by approximately $376,000, and the Company has a net deficit since its inception amounting to approximately $5,900,000.

In view of these matters, the continuation of its operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management has entered into an agreement to purchase certain rights and licenses from Permian Energy Services L.P. in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Although Management believes the marketing of the pump will be successful and should generate sufficient revenue to fund the Company's future operations, no assurances can be made that the marketing of the pump will be successful or that the Company will be able to raise capital through other sources enabling it to continue funding operations.
These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.


					(21)

NOTE 2 - Summary of significant accounting policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiary, Permian Energy International Intercompany transactions and balances have been eliminated in consolidation.

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

Property and equipment

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

Equipment consisted of computer and phone equipment, recorded at cost, which were depreciated over their estimated useful lives of five-years using the straight-line method. Depreciation expense for the year ended March 31 2005 and 2004 amounted to $248 and $488, respectively. The Company abandoned the computer and telephone equipment when it began operating from its Secretary's offices (see Note 9, Related Party Transactions). At the time of abandonment, the assets had been fully depreciated and had no cost bases.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2005, the Company had no long-lived assets.


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

					(22)

The Company has total net operating loss carryforwards at March 31, 2005 of approximately $5,881,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $1,897,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. The valuation allowance increased by $116,323 primarily due to an additional operating loss for the year ended March 31, 2005 of $342,126. Net operating loss carryforwards expire in various years through March 31, 2025 for federal tax purposes.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the years ended March 31, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 16,258,692 and 13,824,528 in 2005 and 2004, respectively. Such amounts include common shares potentially issuable from the conversion feature of the Company's Series A preferred stock, and outstanding options and warrants to purchase shares of common stock.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses, and notes payable. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values.

Reclassifications

Certain amounts in the March 31, 2004 financial statements have been reclassified to conform to the March 31, 2005 presentation.

Recent Accounting Pronouncements

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

					(23)

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

NOTE 3.  Acquisition of Iris Broadband, Inc.

On September 6, 2002, the Company acquired all of the outstanding capital stock of Iris Broadband, Inc. ("Iris") in exchange for 70,000 shares of the Company's Series B preferred stock valued at $203,000. The plan of reorganization was made pursuant to the provisions of Internal Revenue Code
Section 368 (a)(1)(B). The acquisition was accounted for by the purchase method pursuant to SFAS No. 141.Per terms of the contract between the two companies, within nine months of the acquisition, should the Company be unsuccessful in raising a minimum of $750,000 in capital and maintaining a minimum average stock price of twenty-five cents per share for a consecutive ten day period, Iris, at its sole discretion, has the option of disengaging from the Company by reversing and nullifying the acquisition transaction.
On June 9, 2003, the Company and Iris Broadband, Inc. agreed to disengage
and to reverse and nullify the acquisition.   According to Accounting Research
Bulletin No. 51, while a controlling interest of 50% or more by a parent company requires consolidated financial statements with the subsidiary, this is not the case where such control of the subsidiary is temporary. Accordingly, the financial statements of the Company do not include the accounts of Iris Broadband, Inc. Instead, the Company's investment in Iris Broadband, Inc. has been accounted for by applying the equity method of accounting per Accounting Principles Board Opinion No. 18. A net loss by
Iris Broadband, Inc. of approximately $457,000 for the period September
6, 2002 to March 31, 2003, under the application of the equity method, resulted in the reduction in the Company's entire investment in Iris to $0.

On June 9, 2003, it was decided between the two companies to reverse the acquisition including the return of the 70,000 shares of Preferred Series B stock back to the Company in exchange for the Company returning all of its Iris stock. In addition, the seven year employment agreement with the former officers of Iris was cancelled effective June 9, 2003. In addition, all liabilities incurred by the Company to Iris and to its officers from the date of reorganization to the reversal date of June 9, 2003 was forgiven. As of June 9, 2003, this amounted to $299,708. Due to the related party nature of these transactions, the $299,708 was credited to paid in capital.

NOTE 4. Note Receivable Related Party

On March 22, 2005, the Company advanced $25,000 to Permian Energy Services L.P. ("Permian"). The loan is assessed interest at an annual rate of 6% and is evidenced by a promissory note guaranteed by the managing partner of Permian. The balance of the note at March 31, 2005 including accrued interest was $25,037. The advance and accrued interest were credited against the $250,000 owed by the Company to Permian in connection of the purchase of certain intangible assets (see Note 9 - Subsequent Events).

					(24)

NOTE 5. Notes Payable - Other

The Company owed 5 individuals a total of $149,226 as of March 31, 2005, including accrued interest of $54,226. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations in the years ended March 31, 2005 and 2004 totaled $10,078 and $11,400, respectively.

All five notes were past due and in March 2005, the lenders agreed to extend the maturity date to February 28, 2006, when the principal balances and accrued interest become fully due and payable. In consideration for the extended due date, the Company issued the five note holders 590,993 shares of its common stock valued at $70,919, which was charged to interest expense.

In addition, under the terms of the modified loan agreements, until the loans and accrued interest are paid in full, each holder has the right to convert the obligation due them, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion. (See Note 9 - Subsequent Events)

NOTE 6  Shareholders' Deficit

Stock Options

In March 2002, the Company granted 6,225,000 stock options to management and former management to purchase 6,225,000 shares of the Company's common stock at a price of $0.15 per share. The 6,225,000 options were still outstanding as of March 31 , 2005 and expire in April of 2007.

Stock Warrants

During the year ended March 31, 2005, the Company issued warrants to purchase 350,000 of the Company's common stock at a price of $.50 per share and to purchase 350,000 shares of common stock at $1.00 per share. The warrants were issued in connection with the Company's private offerings and are exercisable for a two-year period expiring in March 2007.

Preferred Stock

Series A Convertible Preferred Stock

On December 31, 2004, 50,000 shares of Series A preferred stock were converted into 500,000 shares of the Company's common stock.

Series B Preferred Stock

During the year ended March 31, 2004, the shareholders of Iris Broadband returned 70,000 shares of Series B Preferred Stock in connection with the reversal of the Company acquisition of Iris. The 70,000 shares were cancelled.

During the year ended March 31, 2004, the Company issued 20,000 shares of its Series B preferred stock in exchange for services valued at $10,000. Of the shares issued, 10,000 shares were issued to the Company's President for services valued at $5,000.

					(25)

Common Stock

During the year ended March 31, 2005, the Company issued 500,000 shares of its common stock for $25,000.

During the year ended March 31, 2004, the Company issued 1,700,000 shares of its common stock to its officers in consideration for canceling accrued compensation due them totaling $76,500.

The Company discovered there were 70 additional shares of common stock that should have been issued in connection with its 2002 reverse stock split. These 70 shares were issued in July 2004, when the error was discovered.

During the year ended March 31, 2005, the Company issued 350,000 shares of its common stock for $70,000.

During the year ended March 31, 2005, the Company issued 2,400,000 shares of its common stock to its officers in consideration for canceling accrued compensation due them totaling $144,000.

During the year ended March 31, 2005, the Company issued 986,450 shares of its common stock in consideration for the extension of the due date of loans totaling $349,079. The 986,450 shares were valued at $118,374 and charged to interest expense. Of the $349,079 due by the Company, $99,853 is due to the Company's President. In consideration for extending the due date of his loan, he received 395,457 shares.

Employee Stock Option Plan

On March 25, 2005, the Company established a stock option plan for officers, directors, employees and consultants. Under the plan, certain options issued will constitute "Incentive Stock Options" within the meaning of section 422A of the Internal Revenue Code, and other options issued will be deemed nonstatutory. The Company's Board of Directors is responsible for the plan and the granting of the options. The number of common shares reserved to be issued through the plan is 3,000,000. Options are exercisable for as period up to ten years from the date of grant. The Company's Board of Directors decides the actual term of each option. Options granted to employees are subject to a vesting schedule based upon the number of years of continuous service that the employee has with the Company from the grant date of the respective option. After three years of continuous service from the date of grant, the respective options held by an employee are fully vested. The price for shares issued through the exercise of incentive stock options are at fair market value for all employees with the exception of employees who are significant shareholders, who will pay no less than 110% of market value. The price for shares issued through the exercise of nonstatutory options shall be decided by the Company's Board, but at a price no less than 100% of the shares market value at date of grant. No options were granted as of March 31, 2005.

					(26)

NOTE 7. Related Parties

Short-term borrowings

As of March 31, 2005, the Company owed its President for a total of $99,853, including accrued interest of $19,808. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the years ended March 31, 2005 and 2004 on these loans totaled $11,927 and $10,051, respectively.

The note was past due and in March 2005, the President agreed to extend the maturity date of the promissory note to February 28, 2006, when the principal balance and accrued interest becomes fully due and payable. In consideration for the extended due date, the Company issued him 395,457 shares of its common stock valued at $47,455, which was charged to interest expense.

In addition, under the terms of the modified loan agreement, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

During March 31, 2004, the President advanced the Company $15,100, of which $10,500 was repaid during the year.

During March 31, 2005, the President advanced the Company $7,500 which was repaid during the year.

Stock options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of March 31, 2005, the 6,225,000 stock options outstanding were all issued to related parties.

Noncash transactions

For the years ended March 31, 2005, and 2004, the Company accrued $168,000 and $222,750,respectively, for compensation due its officers for services.

During the year ended March 31, 2004, the Company issued 1,700,000 shares of its common stock to its officers in consideration for canceling accrued compensation due them totaling $76,500.

During the year ended March 31, 2005, the Company issued 2,400,000 shares of its common stock to its officers in consideration for canceling accrued compensation due them totaling $144,000.

During the year ended March 31, 2005, the Company operated from its Secretary's office free of charge. The Company estimated the fair value of the office space rental and other related services at $6,000 and charged to operations as contributed capital.

					(27)

NOTE 8. Commitments and Contingencies

On March 29, 2005, the Company entered into a consulting agreement for services to be provided in connection with the Company's shareholder and broker relations program. Under the terms of the agreement, the Company pays the consultant a monthly fee consisting of $1,500 and 20,000 shares of its common stock. The first payment is due April 2, 2005. The agreement is cancelable by either party for any reason on 60 days notice.

NOTE 9.  Subsequent events

On April 5, 2005, the Company advanced $10,000 to Permian Energy Services
L.P. The loan is assessed interest at 6% per annum. The loan and accrued interest is fully due on the closing date of the Company's purchase of certain intangible assets from Permian Energy Services L.P. as discussed below.

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services L.P. in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 of its common stock and pay $250,000 evidenced by a promissory note with interest accruing at an annual rate of 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. The Company valued the intangibles assets purchased at $730,000, which consists of $250,000 plus the value of the 2,250,000 shares issued at March 6, 2005 and the 750,000 shares issued to the consultant as discussed below.. The Company credited the advances it made Permian Energy Services L.P. and accrued interest totaling $35,063 against the $250,000 obligation due.

On May 5, 2005, the Company issued a consultant 750,000 in connection with the above-indicated asset purchase. The shares were valued at $187,500, which was included in the value assigned to the intangible assets purchased.

In May 2005, the Company issued 200,000 units through its private offering for $40,000. Each unit consists of 200,000 shares of the Company's common stock and warrants to purchase 200,000 shares at $.50 per share and warrants to purchase 200,000 shares at $1.00. The warrants expire two years from date of issuance.

In May 2005, officers of the Company advanced it $60,000.

On May 20, 2005, the Company issued 25,000 shares to a tax consulting. The shares were valued at $5,750.

In May 2005, a Note holder converted $10,070 of indebtedness due him by the Company into 53,000 shares of the Company's common stock.

In June 2005, the Company issued 100,000 units through its private offering for $20,000. Each unit consists of 100,000 shares of the Company's common stock and warrants to purchase 100,000 shares at $.50 per share and warrants to purchase 100,000 shares at $1.00. The warrants expire two years from date of issuance.

On June 15, 2005, the Company changed its name to Platina Energy Group Inc.

The Company issued 60,000 shares for services rendered for the three months ended June 30, 2005, pursuant to the terms of a consulting agreement.

					(28)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to the Company's Certificate of Incorporation and its Bylaws, The members of the Board of Directors serve for one-year terms. The Company's directors and executive officers as of March 31, 2005 were:

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Directors and Executive Officers
				Age		Position Held
				-------		-------------
Name
Blair J. Merriam		47		CEO, President and Director
Daniel W. Thornton		44		Secretary, Vice President
						Business Development, Director
Hector J. Beltran		52		Director


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The tables below set forth information, as of March 31, 2005 with respect to beneficial ownership of the Company's Common Stock and Series A, B and C Preferred Stock by each person known by the Company to be the beneficial owner of more than 5% of each class of its outstanding voting securities, by each director of the Company, by each executive officer and by all officers and directors of the Company as a group. Unless otherwise noted, each Shareholder has sole investment and voting power over the shares owned. Shares of Series A, B and C Preferred Stock vote with the Common Stock on all matters. Each of the share of the preferred stock series has 100 votes. The preferred stock amounts shown are reflective of voting rights.

Common and Preferred Stock

Name and Address		Amount and Nature of		Percentage
of Beneficial Owner		Beneficial Ownership		of Class
				--------------------		----------


Daniel Thornton
3648 Navajo Street
Denver, CO 80211		Common		862,500		6.7%


Blair Merriam (1)
P.O. Box 3235
Cheyenne, WY 82003              Common		5,325,457	41.9%
				Series B	1,000,000	50.0%
Hector Beltran
PO Box 3171
Cheyenne, WY 82003		Common		1,100,000	8.7

Dorothy Lee Row
P.O. Box 9822
Newport Beach, CA 92658		Series A	100,000		100%

Jesus Peralta
P.O. Box 3191
Cheyenne, WY 82003		Series B	1,000,000	50.0%

Mary O'Leary
P.O. Box 7914
Metairie, LA 70010		Series C       	380,000       	100.0%


All directors and executive
officers as a group(4 persons)  Common		7,287,957	57.3%
				Series A       	-0-		0.0%
				Series B        1,000,000	50.0%
				Series C	-0-          	0.0%


(1) 	Includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares
	that may be acquired by Beltropic Inc., a company wholly owned by Mr. Blair Merriam.




					(29)

ITEM 10. EXECUTIVE COMPENSATION


The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2005.


				 Annual Compensation				Long Term Compensation
				---------------------		----------------------------------------------------
								Other Annual		Awards		All Other
				Salary		Bonus		Compensation		Options		Compensation
				------		------		-------------		--------	------------
Name and
Principal Position

Blair Merriam (1)		$104,000	$0 		$___ 	 (1)		-		-
Chief Executive Officer
and Director

Daniel Thornton	(2)		$36,000		$0		$___ 	 (2)		-		-
Secretary and Director

(1)	Consists of accrued compensation of $ 104,000.
(2)	Consists of accrued compensation of $ 36,000.



Employment Arrangements

The Company has no employment agreements with any employee. See "Certain Relationships and Related Transactions" in Item 12, below.

Stock Options and Warrants

No options were issued during the fiscal year ended March 31, 2005.

Directors' Compensation

The Company's directors are reimbursed for expenses incurred on behalf of the Company. The Company adopted a policy for payment of compensation to non-employee directors on December 12, 2002, including an annual retainer of $2,500, paid in December 2003 for having served on the Board for all of 2003; $250 for each Board or committee meeting for participation in person. If participation was via telephone, the fee is $50; an annual retainer of $250 to committee chairpersons; and a non-discretionary stock option grant of 10,000 shares for having served on the Board all of 2003.

					(30)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The tables below set forth information, as of March 31, 2005, with respect to the number and percentage of outstanding shares of Company Common Stock and Series A, B and C Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of March 31, 2005.

Common Stock
				Number of Shares	Percentage
				Beneficially Owned	of Ownership
Name and Address
of Beneficial Owner
-------------------

Blair Merriam (1)
P.O. Box 3235
Cheyenne, WY 82003		6,325,457		29.5%

Daniel Thornton
3648 Navajo Street
Denver, CO 80211		862,500			4.0%

Hector Beltran			1,100,000		5.1%

All officers and directors
    as a group (3 persons)	8,287,957		38.7%


(1)	Includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares
	that may be acquired by Beltropic Inc., a company wholly owned by Mr. Blair Merriam.

Series A Preferred Stock *
				Number of Shares	Percentage
				Beneficially Owned	of Ownership
Name and Address
of Beneficial Owner
-------------------

Dorothy Lee Row
P.O. Box 9822
Newport Beach, CA 92658		10,000			100.0%

All officers and directors
    as a group (3 persons)	-0-			0.0%

*	Each share of Series A Preferred Stock is convertible into 100 shares of Common Stock after November
16, 2002. Series A Preferred Stock votes with the Common Stock on all matters. There are 10,000 shares of Series
A Preferred stock outstanding. The designation of rights and preferences are set forth in an exhibit to the
Company's Form 10SB filed November 24, 1999, and has been amended effective November 16, 2000, to increase the authorized shares in the class to 70,000. The number of shares of Series A preferred shown above does not give effect to the 1 for 10 reverse split of the common stock, thus the Series A Preferred stock, once converted to common stock will immediately undergo a 10 to 1 reverse split of the common stock subsequent to the conversion to common stock.


					(31)

Series B Preferred Stock *
				Number of Shares	Percentage
				Beneficially Owned	of Ownership
Name and Address
of Beneficial Owner
-------------------

Blair Merriam
P.O. Box 3235
Cheyenne, WY 82003		10,000			50.0%

Jesus Peralta
P.O. Box 3235
Cheyenne, WY 82003		10,000			50.0%

All officers and directors
    as a group (1 person)	10,000			50.0%

*	Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after November 11, 2004.
Series B Preferred Stock votes with the Common Stock on all matters. There are 20,000 shares of Series B Preferred Stock outstanding. The designation of rights and preferences were filed with the State of Delaware Secretary of State on
September 11, 2002.


Series C Preferred Stock *
				Number of Shares	Percentage
				Beneficially Owned	of Ownership
Name and Address
of Beneficial Owner
-------------------

Mary O'Leary
P.O. Box 7914
Metairie, LA 70010		3,800			100.0%

*	Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock after January 15, 2004.
Series C Preferred Stock votes with the Common Stock on all matters. There are 3,800 shares of Series C Preferred stock outstanding as of March 31, 2005. The designation of rights and preferences were filed with the State of Delaware
Secretary of State on January 22, 2002.


					(32)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Blair Merriam, the Company's CEO and Director has granted loans to the Company for the purpose of helping to meet basic expenses associated with legal, accounting and SEC filings. The table below outlines the loans granted by Mr. Merriam and there current status as of March 31, 2005.

Loans by Directors or Executives made to the Company.
CAPTION>

			Date Loan
			was Made	Description		Amount		Status
			---------	------------		-------		-------
Name
Blair Merriam		March 1, 2005	Prom Note		$98,864.22	owed
			May 3, 2005	Prom Note		$10,000.00	paid
			May 23, 2005	Prom Note		$10,000.00	paid
	 		May 31, 2005	Prom Note		$40,000.00	owed







					(33)

ITEM 13. EXHIBITS AND REPORTS

Exhibit No. 	Description


10.1*		ASSET PURCHASE AGREEMENT with Permian Energy Services L.P.
		incorporated by reference to 8-K filed March 18, 2005

10.2		EXCLUSIVE MARKETING REPRESENTATIVE AGREEMENT acquired
		from Permian Energy Services, L.P. with BI-COMP

10.3		JOINT VENTURE PARTNERSHIP AGREEMENT acquired from Permian Energy
		Services L.P. with Paul Cothran, representing DayStar Oil & Gas
		Corporation

10.4		Assignment of Partial Ownership Rights of the DayStar Oil & Gas
		Contract for the Humble Cap Rock Leases to Wyoming Energy Corporation acquired from Permian Energy Services, L.P.

31.1		Rule 13a-15(e)/15d-15(e) Certification

32.1		Section 1350 Certification

99.1*		Certificate of Amendment of Certificate of Incorporation of
		Federal Security Protection Services, Inc. filed with the Secretary of State of the State of Delaware on June 15, 2005. Changing the name of the Company to Platina Energy Group Inc. (incorporated by reference with the Company's Form 8-K filed June 20, 2004).


* Previously Filed.


					(34)

Exhibit 31.1

Certification pursuant to Sarbanes-Oxley Section 302

I, Blair Merriam, certify that:

1. 	I have reviewed this annual report on Form 10-KSB of  Platina Energy
	Group Inc.;

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

	/s/  Blair Merriam
	Blair Merriam
	Chief Executive Officer and Treasurer

	June 29, 2005

					(35)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF the SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Platina Energy Group Inc. (the "Company") on Form 10-KSB for the period ended March 31, 2005 (the "Report"), as filed with the Securities and Exchange Commission on the date hereof, I, Blair Merriam, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

	/s/  Blair Merriam
	Blair Merriam
	Chief Executive Officer and Treasurer

	June 29, 2005


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

	Platina Energy Group Inc.

	/s/  Blair Merriam
	Blair Merriam
	Chief Executive Officer and Treasurer

	June 29, 2005


					(36)