Form 10QSB
period 2005-06-30
PLATINA ENERGY GROUP INC.
filed 2005-08-18
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

	(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2005

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

			      200 W. 17th Street, Suite 240
				Cheyenne, Wyoming 82001
		____________________________________________________________
			(Address of principal executive offices)

				    (307)  637-3900
		____________________________________________________________
				(Issuer's telephone number)

		____________________________________________________________
	(Former name, former address, and former fiscal year, if changed since last
	report)

	Indicate by check mark whether the Issuer (1) has filed all reports required
	to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
	during the preceding 12 months (or for such shorter periods that the
	registrant was required to file such reports), and (2) has been subject to
	such filing requirements for the past 90 days.

				   Yes [X]    No [ ]

			APPLICABLE ONLY TO CORPORATE ISSUERS

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

	Common Stock, $.001 Par Value, 17,504,731 shares as of August 15, 2005.



					(1)

				Platina Energy Group INC.
		(Formerly Federal Security Protection Services, Inc.)


TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Consolidated Balance Sheet--------------------------------------------- 3
Consolidated Statement of Operations----------------------------------- 5
Consolidated Statements of Cash Flows---------------------------------- 6
Notes to Financial Statements------------------------------------------ 8
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 15
PART II  OTHER INFORMATION--------------------------------------------- 17
Item	1.  Legal Proceedings------------------------------------------ 17
Item	2.  Unregistered Sales of Equity Securities & Use of Proceeds-- 17
Item	3.  Defaults Upon Senior Securities---------------------------- 17
Item	4.  Submission of Matters to a Vote of Security Holders-------- 17
Item	5.  Other Information------------------------------------------ 17
Item	6.  Exhibits and Reports--------------------------------------- 17
Signatures------------------------------------------------------------- 18
Exhibit 31------------------------------------------------------------- 19
Exhibit 32------------------------------------------------------------- 20





					(2)

PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.


PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED BALANCE SHEET

								June 30
								--------
								2005
								(Unaudited)


Assets

Current Assets
Cash and cash equivalents				$	48,511

	Total Current Assets					48,511


Property and equipment
	Equipment						56,764
	Less Accumulated depreciation				(1,352)




Other assets
	Intangible assets not subject to amortization
		Licensing rights				640,000

								640,000

Total assets						$	743,923


					- unaudited -

			See accompanying notes to financial statements

					(3)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED BALANCE SHEET - Continued

								June 30
								--------
								2005
								(Unaudited)


Liabilities and Stockholders' (Deficit)


Current liabilities
	Accounts payable				$	60,779
	Accrued payroll and taxes				20,124
	Accrued compensation					208,534
	Accrued interest - licensing note			3,004
	Note payable - related party				111,330
	Notes payable - other					145,667

Total current liabilities					549,438


Long-Term Debt
	Note payable - licensing rights				214,963


Commitments and Contingencies


Stockholders' (deficit)
	Preferred stock, par value of $.001, 20,000,000
	 shares authorized; 70,000 shares designated
	 Series A, no shares issued and outstanding at
	 June 30, 2005. Aggregate liquidation value
	 preference of $100,000 at June 30, 2005. One share
	 of Series A preferred is convertable into ten shares
	 of common stock.
	Preferred stock, par value $.001, 100,000 shares
	 designated Series B, 20,000 shares issued and
	 outstanding at June 30, 2005. Aggregate
	 liquidation value preference of $2,000,000 at
	 June 30, 2005.						20
	Preferred stock, par value $.001, 10,000 shares
	 designated Series C, and no shares issued and
	 outstanding at June 30, 2005. Aggregate
	 liquidation preference of $380,000 at
	 June 30, 2005.
	Common stock, $.001 par value, 100,000,000 shares
	 authorized.  17,154,731 issued and outstanding.	17,155
	Additional Paid in capital				6,070,371
	Accumulated deficit					(6,108,024)

Total stockholders' (deficit)					(20,478)

Total liabilities and stockholders' (deficit)		$	743,923


					- unaudited -

			See accompanying notes to financial statements



					(4)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2004 and 2005

								June 30		June 30
								-------------------------
								2004		2005
								Unaudited	Unaudited


Net Revenue 		 				$	- 	 $	4,900

Operating Expenses
	 Testing costs associated with Thermal Pump 		 - 		45,929
	General and administrative expenses		 	59,470 		174,632
			 					59,470 		220,561

 Loss from Operations						(59,470)	(215,661)

 Other Income (Expense)
	 Interest expense 		 		$	(5,188)	$	(11,121)

 Other Income (Expense) 		 			(64,658)	(226,782)


 Per Share Data
	 Basic loss per share 	 			$	(0.01)	$	(0.02)

	 Weighted average common
	     shares outstanding 		 		8,475,211	14,458,852




					- Unaudited -

			See accompanying notes to financial statements

					(5)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2004 and 2005

								June 30		June 30
								-------------------------
								2004		2005
								Unaudited	Unaudited



Cash Flows from Operating Activities
  Net Loss						$	(64,658) $	(226,782)
    Adjustments to reconcile net loss to net cash
	used in operating activities:
	 Depreciation expense					124		1,352
	 Common stock issued for services			-		22,000
	 Changes in liabilities
	  Increase (decrease) in accounts payable		(1,524)		52,978
	  Increase accrued in payroll taxes			-		20,124
	  Increase in accrued compensation due related parties	54,000		40,534
	  Increase in accrued interest on licensing note	-		3,004
	  Increase in short term borrowings			5,188		7,988

	  Net cash used in operating activities			(6,870)		(78,802)


Cash Flows from Investing Activities
	cash advance for licensing purchase			-		(10,000)
	Purchase of equipment					-		(56,764)

		Net cash used in investing activities		-		(66,764)


Cash Flows from Financing Activities
	Proceeds from sale of common stock			-		160,000
	Advances from related parties				2,000		10,000
	Repayment related party advances			(2,500)		-

		Net cash provided by financing activities	(500)		170,000


Net Increase (Decrease) in Cash and Cash Equivalents		(7,370)		24,434

Cash and Cash Equivalents - Beginning of Period			8.011		24,077

Cash and Cash Equivalents - End of Period		$	641	 $	48,511



					- Unaudited -

			See accompanying notes to financial statements

					(6)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
Three Months Ended June 30, 2004 and 2005

								June 30		June 30
								-------------------------
								2004		2005
		              					Unaudited	Unaudited


Supplemental Disclosures of Cash Flow Information

	Cash Paid For:

		Interest Expense			$	-	$	-

		Income Taxes				$	-	$	-



Non-Cash Financing and Investing Information:

	On April 6, 2005, the Company completed its purchase of rights and licenses
	from Permian Energy Services LP in connection with the marketing of a certain
	pump in the oil and gas industry.  In consideration for the assets purchased,
	the Company agreed to issue 2,250,000 shares of its common stock and pay
	$250,000 evidenced by a promissory note.  The Company valued the intangible
	assets purchased at $640,000, which consists of $250,000 plus the value of
	the 2,250,000 shares issued at May 19, 2005 and the 750,000 shares issued to
	the consultant as discussed below.

	On May 4, 2005, the Company issued a consultant 750,000 in connection with
	the above-indicated asset purchase.  The shares were valued at $97,500,
	which was included in the value assigned to the intangible assets purchased.

	On May 30, 2005, a note holder converted $10,070 of indebtedness due him by
	the Company into 53,000 shares of the Company's common stock.

	On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A
	preferred stock into 100,000 shares of the Company's common stock.

	On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C
	preferred stock into 380,000 shares of the Company's common stock.


					- Unaudited -

			See accompanying notes to financial statements



					(7)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
NOTES TO FINANCIAL STATEMENTS


NOTE 1.  Basis of Presentation and Organization

Organization and business

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation, was incorporated on January 19, 1988 as Windom, Inc. After several failed business attempts, the Company changed its name to Federal Security
Protection Services, Inc. on March 12, 2002 and acquired Iris Broadband, Inc. on September 6, 2002, allowing the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. The Company reversed its merger with Iris Broadband, Inc. in 2003, and, as a result, discontinued business operations. On June 15, 2005, the Company changed its name to Platina Energy Group Inc.

On March 30, 2005, the Company formed Permian Energy International, a Nevada Corporation ("Permian Energy") and acquired all of its outstanding common stock. On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain proprietary thermal pulsing pump in the oil and gas industry. The assets acquired from the LP were transferred into Permian Energy International. (See Note 9 - Subsequent Events)

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. At June 30, 2005, current liabilities exceeded current assets by approximately $500,000, and the Company has a net deficit since its inception amounting to approximately $6,108,000.

In view of these matters, the continuation of its operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management believes that the marketing of a proprietary thermal pulsing pump will be successful and should generate sufficient revenue to fund the Company's future operations, no assurances can be made that the marketing of the pump will be successful or that the Company will be able to raise capital through other sources enabling it to continue funding operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.


					(8)

NOTE 2.  Summary of Significant Accounting Policies

Interim Financial Statements

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods presented. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2005 included in the Company's Annual Report on Form 10-KSB. The results for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiary, Permian Energy International. Intercompany transactions and balances have been eliminated in consolidation.

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

Equipment consisted of the Company's thermal pump which was acquired in 2005, computer and phone equipment, all recorded at cost, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended June 30, 2005 and 2004 amounted to $1,352 and $124, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2005, the Company did not deem any of its long-term assets to be impaired.

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

The Company has total net operating loss carryforwards at June 30, 2005 of approximately $6,108,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $1,970,000, in which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2025 for federal tax purposes.


					(9)

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months ended June 30, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 21,658,577 and 20,683,852 in 2005 and 2004, respectively. Such amounts include common shares potentially issuable from outstanding options and warrants to purchase shares of common stock.

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


					(10)

NOTE 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of certain rights and licenses from Permian Energy Services LP in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company issued 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. The Company valued the intangible assets purchased at $640,000, which consists of the $250,000 obligation plus the fair value of the 2,250,000 shares issued the members of the LP and the 750,000 shares issued to the consultant in connection with the acquisition. The Company valued the shares issued as of April 6, 2005.

NOTE 4. Notes Payable - Other

The Company owed five individuals a total of $145,667 as of June 30, 2005, including accrued interest of $7,989. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations on these obligations during the three months ended June 30, 2005 and 2004 totaled $4,653 and $5,188, respectively.

Under the terms of the modified loan agreements, until the loans and accrued interest are paid in full, each holder has the right to convert the obligation due them, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion. In May 2005, a note holder converted $10,070 of indebtedness due him in exchange for the Company issuing him 53,000 shares of the Company's common stock.

NOTE 5. Long-Term Debt

As discussed in Note 3, the Company completed its purchase of rights and licenses from Permian Energy Services LP on April 6, 2005. In consideration for the assets purchased, the Company agreed to pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. In March and April 2005, the Company made advances totaling $35,000 to the LP prior to the asset acquisition. The Company credited the advances made to the LP including accrued interest totaling $35,063 against the $250,000 obligation due, thereby leaving a principal balance due on the obligation at June 30, 2005 totaling $214,937. The accrued interest due within one year is $3,004 and is reflected as a current liability.

The minimum future principal payments on long-term debt are as follows:

	Period ending June 30,

		2006				$    --
		2007				   214,963
			Total			$  214,963


					(11)

NOTE 6. Shareholders' Deficit

Stock Options

As of June 30, 2005, the Company had granted stock options to its management and former management to purchase 6,225,000 shares of the Company's common stock at a price of $.15 per share. The options expire in April, 2007.

Stock Warrants

During the year ended March 31, 2005, the Company issued warrants to purchase 350,000 shares of the Company's common stock at a price of $0.50 per share and to purchase 350,000 shares of common stock at $1.00 per share. The warrants were issued in connection with the Company's private offerings and are exercisable for a two-year period expiring in March 2007.

In May 2005, the Company issued warrants to purchase 200,000 shares of the Company's common stock at a price of $0.50 per share and to purchase 200,000 shares of common stock at $1.00. The warrants were issued in connection with the Company's private offerings and expire two years from date of issuance.

In June 2005, the Company issued warrants to purchase 100,000 shares of the Company's common stock at a price of $0.50 per share and to purchase 100,000 shares of common stock at $1.00. The warrants were issued in connection with the Company's private offerings and expire two years from date of issuance.

In June 2005, the Company issued warrants to purchase 500,000 shares of the Company's common stock at a price of $0.50 per share and to purchase 500,000 shares of common stock at $1.00. The warrants were issued in connection with the Company's private offerings and expire two years from date of issuance.

At June 30, 2005, there were total warrants outstanding to purchase 1,150,000 shares of common stock at $0.50, and 1,150,000 shares of common stock at $1.00.

Preferred Stock

On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A preferred stock into 100,000 shares of the Company's common stock.

On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C preferred stock into 380,000 shares of the Company's common stock.

Common Stock

On April 6, 2005, the Company issued 2,250,000 shares of its common stock in connection with the acquisition of certain intangible assets from Permian Energy Services LP (See Note 3).

On May 5, 2005, the Company issued a consultant 750,000 in connection with the above-indicated asset purchase. The shares were valued at $187,500, which was included in the value assigned to the intangible assets purchased.

In May 2005, the Company issued 200,000 units through its private offering for $40,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

					(12)

In May 2005, the Company issued 50,000 shares to consultants for services rendered. The shares were valued at $10,000.

On May 25, 2005 the Company issued 60,000 shares for public relations services. The shares were valued at $12,000.

In May 2005, the Company issued 53,000 shares of its common stock in exchange for the cancellation of $10,070 of indebtedness due him.

In June 2005, the Company issued 100,000 units through its private offering for $20,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A preferred stock into 100,000 shares of the Company's common stock.

On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C preferred stock into 380,000 shares of the Company's common stock.

In June 2005, the Company issued 500,000 units through its private offering for $100,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.


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

					(13)

NOTE 7. Related Parties

Short-Term Borrowings

As of June 30, 2005, the Company owed its President for a total of $111,330, including accrued interest of $2,466. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the three months ended June 30, 2005 and 2004 on these loans totaled $3,464 and $0, respectively. In addition, under the terms of the loan, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

In May 2005, the Company's President advanced it $10,000.

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of June 30, 2005, the 6,225,000 stock options outstanding were all issued to related parties.

Noncash transactions

For the three months ended June 30, 2005 and 2004, the Company accrued $40,534 and $54,000, respectively, for compensation due its officers for services.

Acquisition of Intangible Assets from Permian Energy Services LP

The Company's president is a sole shareholder of a corporation which is a member of Permian Energy Services LP.


NOTE 8. Commitments and Contingencies

On March 29, 2005, the Company entered into a consulting agreement for services to be provided in connection with the Company's shareholder and broker relations program. Under the terms of the agreement, the Company pays the consultant a monthly fee consisting of $1,500 and 20,000 shares of its common stock. The agreement is cancelable by either party for any reason on sixty days notice. During the three months ended June 30, 2005, the Company paid $4,500 and issued 60,000 shares, valued at $12,000, in exchange for services provided under the consulting agreement.

NOTE 9.  Subsequent events

In July 2005, the Company issued 150,000 shares of common stock through its private offering for $30,000.

In August 2005, the Company issued 325,000 shares of common stock through its private offering for $65,000.

In connection with the asset acquisition, the Company appointed the managing member of the LP as Permian Energy International's President and CEO. In August 2005, Permian Energy International's President resigned his position as President and Director. At the time of resignation, the President was in possession of Company equipment that is used in its oil and gas operations and has not returned the equipment as of the date of this filing. The Company is consulting with its legal advisors regarding this matter.

					(14)

Item 2.		Management's Discussion and Analysis or Plan of Operation

You should read the following discussion of our results of operations and financial condition in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Unless specified otherwise as used herein, the terms "we", "us" or "our" refers to Platina Energy Group Inc.

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

OVERVIEW

Platina Energy Group Inc. ("the Company"), a Delaware Corporation, was
incorporated on January 19, 1988 as Windom, Inc.   After several failed
business attempts, the Company changed its name to Federal Security Protection Services, Inc. on March 12, 2002 and acquired Iris Broadband, Inc. on September 6, 2002, allowing the Company to become a full-service managed security services company and a secure Internet Protocol ("IP") network services provider. In 2003, the Company reversed its merger with Iris Broadband, Inc. and, as a result, discontinued business operations. On June 15, 2005, the Company changed its name to Platina Energy Group Inc. after acquiring the rights and licenses to marketing certain a proprietary thermal pulsing pump which will be utilized in the oil and gas industry.

The Company's corporate headquarters is 200 W. 17th Street, Suite 240, Cheyenne, Wyoming 82001 and its operating office is located at the same address.


RESULTS OF OPERATIONS

Revenues for the three-months ended June 30, 2005 totaled $4,900 as compared to $0 for the three months ended June 30, 2004. The revenues generated in 2005 were derived from the utilization of its thermal pump.

Operating expenses for the three-months ended June 30, 2005 totaled $215,661, of which $45,929 pertains to costs incurred in testing and evaluating the thermal pump. General and administrative expenses for the three-months ended June 30, 2005 primarily consisted of accrued compensation to its officers totaling $40,534, consulting fees of $50,000, accounting fees of $15,614, public relations expense of $14,484, legal fees of $11,671, equipment rental of $9,551, transportation expenses of $6,011, office rent of $5,550, contract labor of $6,000 and other general and administrative expenses totaling $15,217.

					(15)

Operating expenses for the three-months ended June 30, 2004 totaled $59,470, which primarily consisted of accrued compensation to its officers totaling $54,000, accounting fees of $4,900, and other general and administrative expenses totaling $570.

The Company does not have any non-officer employees, and no cash salaries or wages are currently being paid.

Interest charged to operations for the three-months ended June 30, 2005 and 2004 amounted to $11,121 and $5,188, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had current assets of $48,511, consisting solely of cash and cash equivalents. The Company also had equipment with a net book value of $55,412 and licensing rights totaling $640,000. Total assets at June 30, 2005 were $743,923.

As of June 30, 2005, the Company had current liabilities of $546,434 and long-term debt of $217,967.

As of June 30, 2004, the Company had current assets of $641. Total assets were $765.

As of June 30, 2004, the Company had current liabilities of $437,473 and no long-term liabilities.


Item 3.   Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

					(16)

PART II.	OTHER INFORMATION


Item 1.		Legal Proceedings

None


Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported on Form 8-K filed on August 3, 2005.


Item 3.	Defaults upon Senior Securities

	None


Item 4.		Submission of Matters to a Vote of Security Holders

On June 15, 2005, the Company held a Special Meeting of Stockholders in Greenwood Village, Colorado, for the purpose of considering and voting on a proposal to approve an amendment of the Company's Articles of Incorporation to change its name to Platina Energy Group, Inc. and a proposal to approve the establishment of 2005 Stock Option Plan for the benefit of certain officers, directors, employees and advisors of the Company.

The proposal to amend the Company's Articles of Incorporation to change the Company's name to Platina Energy Group, Inc. was ratified at the meeting as follows:

For		9,236,587
Against		0
Abstaining	105,000

The proposal to approve the 2005 stock option plan was ratified at the meeting as follows:

For		8,888,769
Against		282
Abstaining	2



Item 5.		Other Information

	None

Item 6.		Exhibits and Reports on Form 8-K

	(a)	Exhibit 31 - Certification pursuant to Section 302 of the Sarbanes-Oxley
		Act of 2002

	(b)	Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350 as adopted
		pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

					(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:	August 17, 2005 		PLATINA ENERGY GROUP, INC.
					    (Registrant)



					Blair Merriam
					Chief Executive Officer, President, Chief Financial Officer,
					(Principal Accounting Officer) and Director


					(18)

Exhibit 31

CERTIFICATION PURSUANT TO
Section 302 of the
Sarbanes-Oxley Act of 2002


I, Blair Merriam, Chief Executive Officer, President and Chief Financial Officer of Platina Energy Group, Inc., certify that:

	1.	I have reviewed this quarterly report on Form 10-QSB of Platina
		Energy Group, Inc.;

	2.	Based on my knowledge, this quarterly report does not contain any
		untrue statement of a material fact or omit to state a material fact
		necessary to make the statements made, in light of the circumstances
		under which such statements were made, not misleading with respect to
		the period covered by this quarterly report;

	3.	Based on my knowledge, the financial statements, and other financial
		information included in this quarterly report, fairly present in all
		material respects the financial condition, results of operations and
		cash flows of the registrant as of, and for, the periods presented in
		this quarterly report;

	4.	The registrant's other certifying officers and I are responsible for
		establishing and maintaining disclosure controls and procedures (as
		defined in Exchange Act Rules 13a 4 and 15d-14) for the registrant and
		we have:

		a)	designed such disclosure controls and procedures to ensure that
			material information relating to the registrant, including its
			consolidated subsidiaries, is made known to us by others within those
			entities, particularly during the period in which this quarterly report
			is being prepared;

		b)	evaluated the effectiveness of the registrant's disclosure controls and
			procedures as of a date within 90 days prior to the filing date of this
			quarterly report (the "Evaluation Date"); and

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

	6.	The registrant's other certifying officers and I have indicated in this
		quarterly report whether or not there were significant changes in internal
		controls or in other factors that could significantly affect internal
		controls subsequent to the date of our most recent evaluation, including any
		corrective actions with regard to significant deficiencies and material
		weaknesses.

Date:  August 17, 2005				/s/ Blair Merriam
						    Blair Merriam
						Chief Executive Officer, President
						and Chief Financial Officer

					(19)

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Platina Energy Group, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Blair Merriam, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
		of the Securities and Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in all material
		respects, the financial condition and result of operations of the Company.



	/s/ Blair Merriam
	Blair Merriam
	Chief Executive Officer, President
	and Chief Financial Officer

	August 17, 2005


					(20)