Form 10QSB
period 2005-09-30
PLATINA ENERGY GROUP INC.
filed 2005-11-15
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

	(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2005

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

	Common Stock, $.001 Par Value, 17,629,731 shares as of November 9, 2005.



					(1)

				Platina Energy Group INC.
		(Formerly Federal Security Protection Services, Inc.)


TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Consolidated Balance Sheet--------------------------------------------- 3
Consolidated Statement of Operations----------------------------------- 5
Consolidated Statements of Cash Flows---------------------------------- 6
Notes to Financial Statements------------------------------------------ 8
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 17
Item 3. Controls and Procedures---------------------------------------- 19
PART II  OTHER INFORMATION--------------------------------------------- 19
Item	1.  Legal Proceedings------------------------------------------ 19
Item	2.  Unregistered Sales of Equity Securities & Use of Proceeds-- 20
Item	3.  Defaults Upon Senior Securities---------------------------- 20
Item	4.  Submission of Matters to a Vote of Security Holders-------- 20
Item	5.  Other Information------------------------------------------ 20
Item	6.  Exhibits and Reports--------------------------------------- 21
Signatures------------------------------------------------------------- 21
Exhibit 31------------------------------------------------------------- 21
Exhibit 32------------------------------------------------------------- 22





					(2)

PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.


PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED BALANCE SHEET

								Sept 30
								--------
								2005
								(Unaudited)


Assets

Current Assets
Cash and cash equivalents				$	1,554

	Total Current Assets					1,554


Property and equipment
	Equipment						56,764
	Less Accumulated depreciation				(3,307)




Other assets
	Deposits						1,312
	Intangible assets not subject to amortization
		Licensing rights				640,000

								641,312

Total assets						$	696,323



					- Unaudited -

			See accompanying notes to financial statements

					(3)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED BALANCE SHEET - Continued

								Sept 30
								--------
								2005
								(Unaudited)


Liabilities and Stockholders' (Deficit)


Current liabilities
	Accounts payable				$	104,061
	Accrued payroll and taxes				22,724
	Accrued compensation					239,000
	Accrued interest - licensing note			6,229
	Note payable - related party				154,448
	Notes payable - other					149,797

Total current liabilities					676,259


Long-Term Debt
	Note payable - licensing rights				214,963


Commitments and Contingencies


Stockholders' (deficit)
	Preferred stock, par value of $.001, 20,000,000
	 shares authorized; 70,000 shares designated
	 Series A, no shares issued and outstanding at
	 June 30, 2005. Aggregate liquidation value
	 preference of $100,000 at June 30, 2005. One share
	 of Series A preferred is convertable into ten shares
	 of common stock.
	Preferred stock, par value $.001, 100,000 shares
	 designated Series B, 20,000 shares issued and
	 outstanding at June 30, 2005. Aggregate
	 liquidation value preference of $2,000,000 at
	 June 30, 2005.						20
	Preferred stock, par value $.001, 10,000 shares
	 designated Series C, and no shares issued and
	 outstanding at June 30, 2005. Aggregate
	 liquidation preference of $380,000 at
	 June 30, 2005.
	Common stock, $.001 par value, 100,000,000 shares
	 authorized.  17,629,731 issued and outstanding.	17,630
	Additional Paid in capital				6,143,446
	Accumulated deficit					(6,355,995)

Total stockholders' (deficit)					(194,899)

Total liabilities and stockholders' (deficit)		$	696,323



					- Unaudited -

			See accompanying notes to financial statements


					(4)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004 and 2005
and Six Months Ended September 30, 2004 and 2005


								  Three Months Ended 		  	  Six Months Ended
								     September 30,		    	    September 30,
								-------------------------		-----------------------
								2004		2005			2004		2005



Net Revenue 		 				$	- 	 $	-		$	- 	 $	4,900

Operating Expenses
	Testing costs associated with Thermal Pump 		 - 		63,313			-		109,242
	General and administrative expenses		 	46,807		174,037			109,415		348,669
			 					-------		-------			-------		-------
	   Total operating expenses				46,807		237,350			109,415		457,911

 Loss from Operations						(46,807)	(237,350)		(109,415)	(453,011)

 Other Income (Expense)
	 Interest expense 		 		$	(10,817)  $	(10,621)		(12,867)	(21,742)

 Net Loss						$	(57,624)  $	(247,971)	$	(122,282)	(474,753)
								---------	---------		---------	---------

 Per Share Data
	 Basic loss per share 	 			$	(0.01)	  $	(0.01)		$	(0.01)		(0.03)
								---------	---------		---------	---------
	 Weighted average common
	     shares outstanding 		 		8,475,263	17,493,590		8,475,237	15,976,862



					- Unaudited -

			See accompanying notes to financial statements


					(5)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2004 and 2005

								June 30		June 30
								-------------------------
								2004		2005




Cash Flows from Operating Activities
  Net Loss						$	(122,282) $	(474,753)
    Adjustments to reconcile net loss to net cash
	used in operating activities:
	 Depreciation expense					248		3,307
	 Common stock issued for services			-		22,000
	  Increase (decrease) in assets
		Deposits					-		(1,312)
	  Increase (decrease) in liabilities
		Accounts payable				102,388		96,260
		Accrued payroll and taxes			10,431		22,724
		Accrued compensation due related parties	-		71,000
		Accrued interest on licensing note		-		6,229
		Accrued interest on short-term borrowings	-		15,385
								--------	--------

	  Net cash used in operating activities			(6,870)		(78,802)
								--------	--------


Cash Flows from Investing Activities
	Cash advance for licensing purchase			-		(10,000)
	Purchase of equipment					-		(56,764)
								--------	---------

		Net cash used in investing activities		-		(66,764)
								--------	---------


Cash Flows from Financing Activities
	Proceeds from sale of common stock			-		255,000
	Offering costs						-		(21,450)
	Advances from related parties				4,000		111,851
	Repayment of related party advances			(2,500)		(62,000)

		Net cash provided by financing activities	1,500		283,401


Net Decrease in Cash and Cash Equivalents			(7,715)		(22,523)

Cash and Cash Equivalents - Beginning of Period			8,010		24,077

Cash and Cash Equivalents - End of Period		$	295	 $	1,554



					- Unaudited -

			See accompanying notes to financial statements

					(6)

PLATINA ENERGY GROUP INC.
(Formerly Federal Security Protection Services, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
Six Months Ended September 30, 2004 and 2005
								  Six Months Ended
								Sept 30		Sept 30
								-------------------------
								2004		2005



Supplemental Disclosures of Cash Flow Information

	Cash Paid For:

		Interest Expense			$	-	$	2,466

		Income Taxes				$	-	$	-



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


					- Unaudited -

			See accompanying notes to financial statements



					(7)

PLATINA ENERGY GROUP, INC.
(Formerly Federal Security Protection Services, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  Basis of Presentation and Organization

Organization and business

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation,
was incorporated on January 19, 1988 as Windom, Inc.   After several
failed business attempts, the Company changed its name to Federal Security Protection Services, Inc. on March 12, 2002 and acquired
Iris Broadband, Inc. on September 6, 2002. The Company reversed its merger with Iris Broadband, Inc. in 2003 and, as a result, discontinued business operations. On June 15, 2005, the Company changed its name to Platina Energy Group Inc.

On March 30, 2005, the Company formed Permian Energy Incorporated, a Nevada Corporation and acquired all of its outstanding common stock. On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain proprietary thermal pulsing pump in the oil and gas industry. The assets acquired from the LP was transferred into Permian Energy International.

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations.
At September 30, 2005, current liabilities exceeded current assets by approximately $675,000, and the Company has a net deficit since its inception amounting to approximately $6,355,000.

In view of these matters, the continuation of the Company's operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management has entered into an agreement to purchase certain rights and licenses from Permian Energy Services LP in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Although Management believes the marketing of the pump will be successful and should generate sufficient revenue to fund the Company's future operations, no assurances can be made that the marketing of the pump will be successful or that the Company will be able to raise capital through other sources enabling it to continue funding operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 2.  Summary of Significant Accounting Policies


Interim Financial Statements

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly present the operating results of the respective periods presented. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2005 included in the Company's
Annual Report on Form 10-KSB. The results for the three months and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.


					(8)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiary, Permian Energy Incorporated Inc. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Equipment consisted of the Company's thermal pump (which was acquired in 2005) and computer and phone equipment, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the six months ended September 30, 2005 and 2004 amounted to $3,307 and $248, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2005, the Company did not deem any of its long-term assets to be impaired.

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

The Company has total net operating loss carryforwards at September 30, 2005 of approximately $6,356,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $2,066,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2025 for federal tax purposes.


					(9)

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months ended June 30, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 22,809,622 and 14,700,263 for the three-months ended September 30, 2005 and 2004, respectively and 2,978,775 and 14,700,237 for the six-months ended September 30, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company plans on adopting this statement on January 1, 2006, and does not believe that it will have a significant impact on its operations.

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

					(10)

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


NOTE 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. The Company valued the intangible assets purchased at $640,000, which consists of the $250,000 obligation plus the fair value of the 2,250,000 shares issued the members of the LP and the 750,000 shares issued to a consultant in connection with the acquisition. The Company valued the shares issued as of April 6, 2005.


NOTE 4. Notes payable - other

The Company owed five individuals a total of $149,797 as of September 30, 2005, including accrued interest of $12,119. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations on these obligations during the six months ended September 30, 2005 and 2004 totaled $9,781 and $8,208, respectively.

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

					(11)

NOTE 5. Long-Term Debt

As discussed in Note 3, the Company completed its purchase of rights and licenses from Permian on April 6, 2005. In consideration for the assets purchased, the Company agreed to pay $250,000 evidenced by a promissory note with interest accruing at an annual rate 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. In March and April 2005, the Company made advances totaling $35,000 to the LP prior to the asset acquisition. The Company credited the advances made to the LP including accrued interest totaling $35,037 against the $250,000 obligation due, thereby leaving a principal balance due on the obligation at September 30, 2005 of $214,963. The accrued interest due within one year is $6,229 and is reflected as a current liability.

The minimum future principal payments on long-term debt are as follows:

	Year ending September 30,

		2006				$    --
		2007				   214,963

			Total			$ 214,963


NOTE 6. Shareholders' Deficit

Preferred Stock

On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A preferred stock into 100,000 shares of the Company's common stock.

On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C preferred stock into 380,000 shares of the Company's common stock.

Common Stock

On April 6, 2005, the Company issued 2,250,000 shares of its common stock in connection with the acquisition of certain intangible assets from Permian Energy Services, LP (see Note 3).

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

In May 2005, the Company issued 53,000 shares of its common stock to a creditor in exchange for the cancellation of $10,070 of indebtedness due him.

					(12)

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

In July 2005, the Company issued 150,000 units through its private offering for $30,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

In August 2005, the Company issued 325,000 units through its private offering for $65,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

Stock Warrants

At March 31, 2005, there were total warrants outstanding to purchase 350,000 shares of common stock at $0.50, and 350,000 shares of common stock at $1.00.

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

In July and August 2005, the Company issued warrants to purchase 475,000 shares of the Company's common stock at a price of $0.50 per share and to purchase 475,000 shares of common stock at $1.00. The warrants were issued in connection with the Company's private offerings and expire two years from date of issuance.

At September 30, 2005, there were total warrants outstanding to purchase 1,625,000 shares of common stock at $0.50, and 1,625,000 shares of common stock at $1.00.

					(13)

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

As of September 30, 2005, the Company had outstanding stock options granted to its management to purchase 3,525,000 shares of the Company's common stock at a price of $.15 per share. The options expire in April 2007.

Option activity for the three-months ended September 30,2005 is as follows:

					  Options
					Outstanding

Balance - June 30, 2005		  	  6,225,000
Options cancelled 		 	 (2,700,000)
Balance - Sept 30, 2005		  	  3,525,000


NOTE 7. Related Parties

Short-Term Borrowings

As of September 30, 2005, the Company owed its President for a total of $104,808 under various loan obligations, including accrued interest of $3,017. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the six months ended September 30, 2005 and 2004 on these loans totaled $5,733 and $4,659, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

As of September 30, 2005, the Company owed its President $25,250 under a separate obligation, including accrued interest of $250, evidenced by an unsecured promissory note dated August 31, 2005. The loan accrues interest at an annual rate of 12% and all principal and accrued interest is payable in full on or before November 29, 2005. Under the terms of the loans, the interest rate on the note may be increased to 18% in the event of default.

During the six months ended September 30, 2005, the Company's President advanced it a total of $87,461 and received repayments of advances totaling $62,000. During the six months ended September 30, 2004, the Company's President advanced it $4,000 and received repayments of advances totaling $2,500.

During the six months ended September 30, 2005, a company wholly-owned by the Company's President advanced it a total of $24,390 towards the purchase of equipment.

					(14)

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of September 30, 2005, the 3,525,000 stock options outstanding were all issued to related parties.

Noncash transactions

For the six months ended September 30, 2005 and 2004, the Company accrued $76,534 and $102,000, respectively, for compensation due its officers for services.

Acquisition of Intangible Assets from Permian Energy Services LP

The Company's President is a sole shareholder of a corporation which is a member of Permian Energy Services LP.


NOTE 8. Commitments and Contingencies

Operating Leases

The Company leases office space for its Cheyenne office on a one-year lease at a rate of $1,312 per month. The Company lease pertaining to its Denver office expired in September 2 005 and was not renewed. Rent expense for six-months ended September 30, 2005 was $12,467. Future minimum lease payments on these agreements are as follows:

	Year ending September 30, 2006	$13,120

On March 29, 2005, the Company entered into a consulting agreement for services to be provided in connection with the Company's shareholder and broker relations program. Under the terms of the agreement, the Company pays the consultant a monthly fee consisting of $1,500 and 20,000 shares of its common stock. The agreement is cancelable by either party for any reason on sixty days notice. During the six months ended September 30, 2005, the Company paid $4,500 and issued 60,000 shares, valued at $12,000, in exchange for services provided under the consulting agreement. This agreement was cancelled in June 2005 and the Company has no further obligations relating thereto.

Legal

In connection with the asset acquisition of the rights and licenses to marketing a certain proprietary thermal pulsing pump for utilization in the oil and gas industry from Permian Energy Services LP ("LP"), the Company appointed the managing member of the LP as Permian Energy International's President and CEO. In August 2005, Permian Energy International's President resigned his position as President and Director. At the time of resignation, the President was in possession of Company equipment, but returned it to the Company in August 2005. On August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc., (the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark (the "Defendants') as the defendants. Although the lawsuit has been filed, the parties to the suit are currently negotiating with the purpose of settling their difference out of court.

					(15)

NOTE 9.  Reclassification

Certain reclassifications have been made to conform the September 30, 2004 amounts to the September 30, 2005 presentation for comparative purposes.


NOTE 10.  Basis of Presentation and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. At September 30, 2005, current liabilities exceeded current assets by approximately $675,000, and the Company has a net deficit since its inception amounting to approximately $6,355,000.

In view of these matters, the continuation of the Company's operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management has entered into an agreement to purchase certain rights and licenses from Permian Energy Services LP in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Although Management believes the marketing of the pump will be successful and should generate sufficient revenue to fund the Company's future operations, no assurances can be made that the marketing of the pump will be successful or that the Company will be able to raise capital through other sources enabling it to continue funding operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.


					(16)

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Unless specified otherwise as used herein, the terms "we", "us" or "our" refer to Platina Energy Group Inc.

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

OVERVIEW

Platina Energy Group Inc. ("the Company"), a Delaware Corporation, was
incorporated on January 19, 1988 as Windom, Inc.   After several failed
business attempts, the Company changed its name to Federal Security Protection Services, Inc. on March 12, 2002 and acquired Iris Broadband, Inc. on September 6, 2002, allowing the Company to become a full-service managed security services company and a secure Internet Protocol
("IP") network services provider. In 2003, the Company reversed its merger with Iris Broadband, Inc. and, as a result, discontinued business operations. On June 15, 2005, the Company changed its name to Platina Energy Group Inc. after acquiring the rights and licenses to marketing a certain proprietary thermal pulsing pump which will be utilized in the oil and gas industry.

The Company's corporate headquarters is 200 W. 17th Street, Suite 240, Cheyenne, Wyoming 82001 and its operating office is located at the same address.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2005

There were no revenues for the three-months ended September 30, 2005 and for the three-months ended September 30, 2004.

Operating expenses for the three-months ended September 30, 2005 totaled $237,350, of which $63,313 pertains to costs incurred in testing and evaluating the thermal pump General and administrative expenses for the three-months ended September 30, 2005 of $174,037 consisted of accrued compensation to its officers totaling $36,000, salaries and wages of $17,511, consulting fees of $37,000, accounting fees of $14,069, legal fees of $18,543, equipment rental of $7,336, transportation expenses of $3,870, office rent of $6,917, insurance expense of $5,547, contract labor of $4,620, supplies of $4,302 and other general and administrative expenses totaling $18,322.

					(17)

Operating expenses for the three-months ended September 30, 2004 totaled $46,807, which primarily consisted of accrued compensation to its officers.

Interest charged to operations for the three-months ended September 30, 2005 and 2004 amounted to $10,621 and $10,817, respectively.

Six Months Ended September 30, 2005

Revenues for the six-months ended September 30, 2005 totaled $4,900 as compared to $0 for the six-months ended September 30, 2004. The revenues generated in 2005 were derived from the utilization of its thermal pump.

Operating expenses for the six-months ended September 30, 2005 totaled $457,911, of which $109,242 pertains to costs incurred in testing and evaluating the thermal pump. General and administrative expenses for the six-months ended September 30, 2005 of $348,669 primarily consisted of accrued compensation to its officers totaling $81,000, salaries and wages of $46,082, consulting fees of $42,000, accounting fees of $29,683, public relations expense of $14,484, legal fees of $30,214, equipment rental of $18,387, transportation expenses of $9,341, insurance expense of $7,799, supplies of $5,068, office rent of $12,467, contract labor of $10,620, travel expenses of $7,619 and other general and administrative expenses totaling $33,905.

Operating expenses for the six-months ended September 30, 2004 totaled $109,415, which primarily consisted of accrued compensation to its officers totaling $102,000, and other general and administrative expenses totaling $7,415.

Interest charged to operations for the six-months ended September 30, 2005 and 2004 amounted to $21,742 and $12,867, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had current assets of $1,554, consisting solely of cash and cash equivalents. The Company also had equipment with a net book value of $53,457, deposits of $1,312 and licensing rights totaling $640,000. Total assets at June 30, 2005 were $696,323.

As of September 30, 2005, the Company had current liabilities of $676,259 and long-term debt of $214,963.

As of September 30, 2004, the Company had current assets of $295, consisting solely of cash and cash equivalents. Total assets were $295.

As of September 30, 2004, the Company had current liabilities of $537,091 and no long-term liabilities.

During the six-months ended September 30, 2005, the Company received a total of $255,000 through the sale of 1,275,000 shares of the Company's common stock and $111,851 in advances from its President and his wholly owned corporation. During the same period, the Company paid $239,160 in its operations, paid an advance of $10,000 for its licensing purchase, purchased equipment totaling $56,764, paid $21,450 in costs associated with its private offerings, received $111,851 in loans from related parties and made loan repayments to related parties of $62,000.

During the six-months ended September 30, 2004, the Company paid $9,215 in its operations, received $4,000 in loans from its President and made loan repayments to its President of $2,500.


					(18)

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


PART II.	OTHER INFORMATION


Item 1. Legal Proceedings

In connection with the asset acquisition of the rights and licenses to marketing a certain proprietary thermal pulsing pump for utilization in the oil and gas industry from Permian Energy Services LP ("LP"), the Company appointed the managing member of the LP as Permian Energy
International's President and CEO. In August 2005, Permian Energy International's President resigned his position as President and Director. At the time of resignation, the President was in possession of Company equipment, but returned it to the Company in August 2005. On
August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc., (the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark (the "Defendants") as the defendants.
On August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc., (the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark
(the "Defendants") as the defendants.

The claims in this case assert that the Defendants have improperly used intellectual property they transferred to Platina Energy Group, Inc. pursuant to an Asset Purchase Agreement; that defendants improperly interfered with an exclusive distributorship opportunity Platina
Energy Group, Inc. and Permian Energy International, Inc. were in the process of negotiating; and that Permian Energy Services, L.P. converted certain equipment belonging to Platina Energy Group, Inc. and Permian Energy International, Inc.

The Plaintiffs seek an injunction preventing Defendants from using their intellectual property and from interfering with their distributorship opportunity and return of their equipment. Additionally, the Plaintiffs seek any damages caused by Defendants' alleged improper actions. Although the lawsuit has been filed, the parties to the suit are currently negotiating with the purpose of settling their difference out of court.

					(19)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2005, the Company issued 150,000 units through its private offering for $30,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

In August 2005, the Company issued 325,000 units through its private offering for $65,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

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

Date:	November 14, 2005 		PLATINA ENERGY GROUP, INC.
					    (Registrant)

		Blair Merriam
Chief Executive Officer, President, Chief Financial Officer,
(Principal Accounting Officer) and Director


					(20)

Item 6.		Exhibits and Reports on Form 10-QSB

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

Date:  November 14, 2005			/s/ Blair Merriam
						    Blair Merriam
						Chief Executive Officer, President
						and Chief Financial Officer

					(21)

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Platina Energy Group, Inc.
(the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Blair Merriam, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of section 13(a) or 15(d)
		of the Securities and Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in all material
		respects, the financial condition and result of operations of the Company.



	/s/ Blair Merriam
	Blair Merriam
	Chief Executive Officer, President
	and Chief Financial Officer

	November 14, 2005


					(22)