Form 10QSB
period 2005-12-31
PLATINA ENERGY GROUP INC.
filed 2006-02-14
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-QSB

	(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2005

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

	Common Stock, $.001 Par Value, 17,629,731 shares as of February 10, 2006.



					(1)

				Platina Energy Group INC.
		(Formerly Federal Security Protection Services, Inc.)


TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Consolidated Balance Sheet--------------------------------------------- 3
Consolidated Statement of Operations----------------------------------- 5
Consolidated Statements of Cash Flows---------------------------------- 7
Notes to Financial Statements------------------------------------------ 9
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 17
Item 3. Controls and Procedures---------------------------------------- 19
PART II  OTHER INFORMATION--------------------------------------------- 19
Item	1.  Legal Proceedings------------------------------------------ 19
Item	2.  Unregistered Sales of Equity Securities & Use of Proceeds-- 20
Item	3.  Defaults Upon Senior Securities---------------------------- 20
Item	4.  Submission of Matters to a Vote of Security Holders-------- 20
Item	5.  Other Information------------------------------------------ 20
Item	6.  Exhibits and Reports--------------------------------------- 20
Signatures------------------------------------------------------------- 21


					(2)

PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.


PLATINA ENERGY GROUP INC.
CONSOLIDATED BALANCE SHEETS

								December 31
								-----------
								2005
								(Unaudited)


Assets

Current Assets
Cash and cash equivalents				$	  5,116
								_______
	Total Current Assets					  5,116


Property and equipment
	Equipment						 56,764
	Accumulated depreciation				 (5,335)
								_______
	Property and equipment, net				 51,429



Other assets
	Deposits						  1,312
	Intangible assets not subject to amortization
		Licensing rights				640,000
								_______
		Total other assets				641,312

Total assets						$	697,857



					- Unaudited -

			See accompanying notes to financial statements

					(3)

PLATINA ENERGY GROUP INC.
CONSOLIDATED BALANCE SHEETS - Continued

								December 31
								-----------
								2005
								(Unaudited)


Liabilities and Stockholders' deficit


Current liabilities
	Accounts payable				$	 98,399
	Accrued expenses					 21,354
	Accrued compensation					257,000
	Accrued interest - licensing note			  9,453
	Due to Related Parties					202,782
	Notes payable - other					153,928
								_______
Total current liabilities					742,916


Long-Term Debt
	Note payable - licensing rights				214,963


Commitments and Contingencies


Stockholders' equity (deficit)
	Convertible Preferred stock, par value of $.001,
	 20,000,000 shares authorized;
	70,000 shares designated as Series A, with no
	 shares issued and outstanding at December 31,
	 2005. 							      0
	100,000 shares designated as Series B with
	 20,000 shares issued and outstanding at December
	 31, 2005. Aggregate liquidation preference of
	 $2,000,000 at December 31, 2005.			     20
	10,000 shares designated as Series C with no
	 shares outstanding at December 31, 2005.                     0
	Common stock, par value $.001, 100,000,000 shares
	 authorized, 17,629,731 issued and outstanding at
	 December 31,2005.
	Paid in capital						    17,630
  	Additional Paid in capital				 6,143,446
	Accumulated deficit					(6,421,118)
								___________
Total shareholders' deficit					  (260,022)

Total liabilities and shareholders' deficit     	  $	   697,857



					- Unaudited -

			See accompanying notes to financial statements


					(4)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


								Nine Months Ended	Nine Months Ended
								December 31,		December 31,
								2004			2005
								-----------		-----------
								(Unaudited)		(Unaudited)


Revenues 		 				$	- 	 	$	4,900

Operating Expenses
	Testing costs associated with Thermal Pump 		 - 			109,242
	General and administrative expenses		 	 142,551		402,104
			 					-------			-------
	   Total operating expenses				 142,551		511,346

 Loss from Operations						(142,551)		(506,446)

 Other Income (Expense)
	 Interest expense 		 		$	(16,404)  	$	(33,430)

 Net Income (Loss)					$	(158,955)  	$	(539,876)
								---------		---------

 Basic and dilutive income (loss) per share		$	(.019)	  	$	(.033)
								---------		---------

	Weighted average shares outstanding 			8,485,756		16,529,822



					- Unaudited -

			See accompanying notes to financial statements


					(5)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


								Three Months Ended	Three Months Ended
								December 31,		December 31,
								2004			2005
								-----------		-----------
								(Unaudited)		(Unaudited)


Revenues 		 				$	- 	 	$	-

Operating Expenses

	General and administrative expenses		 	 31,086			 53,434
			 					-------			-------
	   Total operating expenses				 31,086			 53,434

 Loss from Operations						(31,086)		(53,434)

 Other Income (Expense)
	 Interest expense 		 		$	(5,587)  	$	(11,689)

 Net Income (Loss)					$	(36,673)  	$	(65,123)
								---------		---------

 Basic and dilutive income (loss) per share		$	(.004)	  	$	(.004)
								---------		---------

	Weighted average shares outstanding 			8,506,733		17,629,731





			See accompanying notes to financial statements


					(6)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

									Nine Months Ended	Nine Months Ended
									December 31,		December 31,
									2004			2005
									-----------		-----------
									(Unaudited)		(Unaudited)							June 30		June 30




Cash Flows from Operating Activities
  Net Income (Loss)						$	(158,955) 	$	(539,876)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
	Depreciation and amortization					    248			 5,335
	Common stock issued for services				132,000			22,000
	Changes in operating assets and
	 liabilities
	 	Deposits						-			(1,312)
	  Increase (decrease) in liabilities
		Accounts payable					(3,904)			90,598
		Accrued expenses					15,888			21,354
		Accrued compensation to related parties					        89,000
		Accrued interest on licensing note			-			 9,453
		Accrued interest on short-term borrowings		-			23,850
									--------		--------

Net cash provided by (used in) operating activities			(14,722)		(279,598)
									--------		--------


Cash Flows from Investing Activities
	Cash advance for licensing purchase				-			(10,000)
	Purchase of equipment						-			(56,764)
									--------		---------

Net cash provided by (used in) investing activities			-			(66,764)
									--------		---------


Cash Flows from Financing Activities
	Proceeds from sale of common stock				-			255,000
	Offering costs							-			(21,450)
	Advances from related parties					7,500			155,851
	Repayment of related party advances				-			(62,000)

Net cash provided by (used in) financing activities			7,500			327,401


Net Decrease in Cash and Cash Equivalents				(7,222)			(18,961)

Cash, Beginning of Period						8,011			24,077

Cash, End of Period						$	  789		$	 5,116





			See accompanying notes to financial statements

					(7)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
									Nine Months Ended	Nine Months Ended
									December 31,		December 31,
									2004			2005
									-----------		-----------
									(Unaudited)		(Unaudited)


Supplemental Disclosures of Cash Flow Information

	Cash paid during the year for:

		Interest 					$	-		$	-
		Income Taxes					$	-		$	-



Non-Cash investing and financing activity:

	On April 6, 2005, the Company completed its purchase of rights and licenses
	from Permian Energy Group LP in connection with the marketing of a certain
	pump in the oil and gas industry.  In consideration for the assets purchased,
	the Company agreed to issue 2,250,000 shares of its common stock and pay
	$250,000 evidenced by a promissory note.  The Company valued the intangible
	assets purchased at $640,000, which consists of $250,000 plus the value of
	the 2,250,000 shares issued at May 19, 2005 and the 750,000 shares issued to
	the consultant as discussed below.

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



			See accompanying notes to financial statements



					(8)

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

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations.
At December 31, 2005, current liabilities exceeded current assets by approximately $738,000, and the Company has a net deficit since its inception amounting to approximately $6,420,000.

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


NOTE 2.  Summary of Significant Accounting Policies


Interim Financial Statements

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly present the operating results of the respective periods presented. Certain information and footnote disclosures normally present in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended March 31, 2005 included in the Company's
Annual Report on Form 10-KSB. The results for the three months and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending March 31, 2006.


					(9)

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

Equipment consisted of the Company's thermal pump (which was acquired in 2005) and computer and phone equipment, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $5,355 and $248, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2005, the Company did not deem any of its long-term assets to be impaired.

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

The Company has total net operating loss carryforwards at December 31, 2005 of approximately $6,420,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $2,066,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2025 for federal tax purposes.


					(10)

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. For the three months and nine months ended December 31, 2005 and 2004, basic and diluted loss per share are the same, since the calculation of diluted per share amounts would result in an anti-dilutive calculation that is not permitted and therefore not included. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 24,304,731 and 14,700,263 for the three-months ended December 31, 2005 and 2004, respectively and 23,393,913 and 14,700,237 for the nine months ended December 31, 2005 and 2004, respectively.

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

					(11)

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


NOTE 4. Notes payable - other

The Company owed five individuals a total of $153,928 as of December 31, 2005, including accrued interest of $16,250. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations on these obligations during the nine months ended December 31, 2005 and 2004 totaled $13,911 and $12,312, respectively.

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

					(12)

NOTE 5. Long-Term Debt

As discussed in Note 3, the Company completed its purchase of rights and licenses from Permian on April 6, 2005. In consideration for the assets purchased, the Company agreed to pay $250,000 evidenced by a promissory note with interest accruing at an annual rate 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. In March and April 2005, the Company made advances totaling $35,000 to the LP prior to the asset acquisition. The Company credited the advances made to the LP including accrued interest totaling $35,037 against the $250,000 obligation due, thereby leaving a principal balance due on the obligation at December 31, 2005 of $214,963. The accrued interest due within one year is $9,453 and is reflected as a current liability.

The minimum future principal payments on long-term debt are as follows:

	Year ending December 31,

		2006				$    --
		2007				$ 214,963
						__________

			Total			$ 214,963


NOTE 6. Shareholders' Deficit

2005

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

On May 5, 2005, the Company issued a consultant 750,000 shares of its common stock in connection with the above-indicated asset purchase. The shares were valued at $187,500, which was included in the value assigned to the intangible assets purchased.

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


					(13)

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

2004

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

At December 31, 2005, there were total warrants outstanding to purchase 1,625,000 shares of common stock at $0.50, and 1,625,000 shares of common stock at $1.00.

					(14)

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

As of December 31, 2005, the Company had outstanding stock options granted to its management to purchase 3,525,000 shares of the Company's common stock at a price of $.15 per share. The options expire in April 2007.

Option activity for the three-months ended December 31, 2005 is as follows:

					  Options
					Outstanding

Balance - Sept. 30, 2005	  	  6,225,000
Options cancelled 		 	 (2,700,000)
Balance - Dec. 31, 2005		  	  3,525,000


NOTE 7. Related Parties

Short-Term Borrowings

As of December 31, 2005, the Company owed its President $153,142 under various loan obligations, including accrued interest of $4,334. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the nine months ended December 31, 2005 and 2004 on these loans totaled $10,066 and $8,235, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

As of December 31, 2005, the Company owed its President $25,250 under a separate obligation, including accrued interest of $250, evidenced by an unsecured promissory note dated August 31, 2005. The loan accrues interest at an annual rate of 12% and all principal and accrued interest is payable in full on or before November 29, 2005. Under the terms of the loans, the interest rate on the note may be increased to 18% in the event of default.

During the nine months ended December 31, 2005, the Company's President advanced it a total of $137,461 and received repayments of advances totaling $62,000.

During the nine months ended December 31, 2005, a company wholly-owned by the Company's President advanced it a total of $24,390 towards the purchase of equipment.

					(15)

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of December 31, 2005, the 3,525,000 stock options outstanding were all issued to related parties.

Noncash transactions

For the nine months ended December 31, 2005 and 2004, the Company accrued $94,534 and $132,000, respectively, for compensation due its officers for services.

Acquisition of Intangible Assets from Permian Energy Services LP

The Company's President is a sole shareholder of a corporation which is a member of Permian Energy Services LP.


NOTE 8. Commitments and Contingencies

Operating Leases

The Company leases office space for its Cheyenne office on a one-year lease at a rate of $1,312 per month. The Company lease pertaining to its Denver office expired in September 2005 and was not renewed. Rent expense for nine months ended December 31, 2005 was $16,403. Future minimum lease payments on these agreements are as follows:

	Twelve Months ending December 31, 2006	$9,184

On March 29, 2005, the Company entered into a consulting agreement for services to be provided in connection with the Company's shareholder and broker relations program. Under the terms of the agreement, the Company pays the consultant a monthly fee consisting of $1,500 and 20,000 shares of its common stock. The agreement is cancelable by either party for any reason on sixty days notice. During the nine months ended December 31, 2005, the Company paid $4,500 and issued 60,000 shares, valued at $12,000, in exchange for services provided under the consulting agreement. This agreement was cancelled in June 2005 and the Company has no further obligations relating thereto.

Legal

In connection with the asset acquisition of the rights and licenses to marketing a certain proprietary thermal pulsing pump for utilization in the oil and gas industry from Permian Energy Services LP ("LP"), the Company appointed the managing member of the LP as Permian Energy International's President and CEO. In August 2005, Permian Energy International's President resigned his position as President and Director. At the time of resignation, the President was in possession of Company equipment, but returned it to the Company in August 2005. On August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc., (the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark (the "Defendants') as the defendants. The parties to the lawsuit have executed a mutual release and settlement agreement on February 6, 2006 to settle all matters set forth in the lawsuit with finalization of the settlement due February 21, 2006.



NOTE 9.  Reclassification

Certain reclassifications have been made to conform the December 31, 2004 amounts to the December 31, 2005 presentation for comparative purposes.

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


RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 and 2004

There were no revenues for the three-months ended December 31, 2005 and for the three-months ended December 31, 2004.

Operating expenses for the three-months ended December 31, 2005 totaled $53,434, which included only general and administrative expenses. Included in general and administrative expenses for the three months period were accrued compensation to its officers totaling $18,000, salaries and wages of $13,000, accounting and legal fees of $10,189, transportation expenses of $2,250, office rent of $3,936,and other general and administrative expenses totaling $6,059.

					(17)

Operating expenses for the three-months ended December 31, 2004 totaled $31,086, which primarily consisted of accrued compensation to its officers.

Interest charged to operations for the three-months ended December 31, 2005 and 2004 amounted to $11,689 and $5,587, respectively, all of which was accrued with no interest payments actually made during the three-month period.


Nine Months Ended December 31, 2005 and 2004

Revenues for the nine months ended December 31, 2005 totaled $4,900 as compared to $0 for the Nine months ended December 31, 2004. The revenues generated in 2005 were derived from the utilization of its thermal pump.

Operating expenses for the nine months ended December 31, 2005 totaled $511,346, of which $109,242 pertains to costs incurred in testing and evaluating the thermal pump. General and administrative expenses for the nine months ended December 31, 2005 was $402,104, which consisted of accrued compensation to its officers totaling $89,000, salaries and wages of $59,082, consulting fees of $42,893, accounting fees of $36,492, public relations expense of $14,484, legal fees of $33,593, equipment rental of $18,551, transportation expenses of $9,341, insurance expense of $7,799, supplies of $8,786, office rent of $16,403, contract labor of $10,620, travel expenses of $8,839, and other general and administrative expenses totaling $46,221.

Operating expenses for the nine months ended December 30, 2004 totaled $142,551, which primarily consisted of accrued compensation to its officers totaling $136,000, and other general and administrative expenses totaling $10,551.

Interest charged to operations for the nine months ended December 31, 2005 and 2004 amounted to $33,430 and $16,404, respectively.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had current assets of $5,116, consisting solely of cash and cash equivalents. The Company also had equipment with a net book value of $51,429, deposits of $1,312 and licensing rights totaling $640,000. Total assets at June 30, 2005 were $697,857.

As of December 31, 2005, the Company had current liabilities of $742,916 and long-term debt of $214,963.

As of December 31, 2004, the Company had current assets of $789, consisting solely of cash and cash equivalents. Total assets were $789.

As of December 31, 2004, the Company had current liabilities of $387,758 and no long-term liabilities.

During the nine months ended December 31, 2005, the Company received a total of $255,000 through the sale of 1,275,000 shares of the Company's common stock and $155,851 in advances from its President and his wholly owned corporation. During the same period, the Company paid $279,598 in its operations, paid an advance of $10,000 for its licensing purchase, purchased equipment totaling $56,764, paid $21,450 in costs associated with its private offerings, received $155,851 in loans from related parties and made loan repayments to related parties of $62,000.

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

The Plaintiffs seek an injunction preventing Defendants from using their intellectual property and from interfering with their distributorship opportunity and return of their equipment. Additionally, the Plaintiffs seek any damages caused by Defendants' alleged improper actions. The parties to the lawsuit have executed a mutual release and settlement agreement on February 6, 2006 to settle all matters set forth in the lawsuit with finalization of the settlement due February 21, 2006.

					(19)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.		Other Information

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:	February 14, 2006 		PLATINA ENERGY GROUP, INC.
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