Form 10KSB
period 2006-03-31
PLATINA ENERGY GROUP INC.
filed 2006-07-13
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				        FORM 10-KSB

	[x] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended March 31, 2006

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

				   84-1080043
		____________________________________________________________
			(I.R.S. Employer Identification No.)

	  			200 West 17th Street, Suite 240
          			Cheyenne, Wyoming 82001
		____________________________________________________________
			(Address of principal executive offices)

				(307) 637-3900
		____________________________________________________________
			(Issuer's telephone number, including area code)

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

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

	State Issuer's revenues for its most recent fiscal year: $4,900

	State the aggregate market value of the voting stock held by non-affiliates
	computed by reference to the price at which the stock was sold, or the
	average bid and asked prices of such stock, as of a specified date within the
	past 60 days: $634,906 as of July 11, 2006 at closing price of $0.055 per
	share.

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

	As of July 11, 2006 there were 17,629,731 shares of $.001 par value common stock outstanding.

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

GENERAL

Platina Energy Group Inc., a Delaware corporation (the "Company") previously merged with various entities all of which operations have ceased. Accordingly, the Company had been a non-operating public shell, however, on March 11, 2005, the Company entered into an Asset Purchase Agreement with Permian Energy Services, L.P. ("Permian L.P.") whereby the Company, through its wholly-owned subsidiary, Permian Energy International, has acquired certain marketing, distribution and license rights to various patented thermal pulse units ("TPU") and the "Penney Pump" to the oil and gas industry. The acquisition of the marketing, distribution and license rights closed on April 6, 2005 and since that date the Company's sole operations have involved the marketing of the TPU and Penney Pump. The Company intends to concentrate its efforts in the enhanced oil recovery ("EOR") segment of the oil and gas industry and accordingly, on June 15, 2005 changed its name to Platina Energy Group Inc.
to more accurately reflect its current business.

Pursuant to the Asset Purchase Agreement, the Company issued 2,250,000 shares of its common stock to Permian L.P. together with a two (2) year promissory note in the principal amount of $250,000. In addition, the Company issued 750,000 shares to a consultant for services rendered in connection with the purchase.

Certain disputes arose between the Company and Permian L.P. and on August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc.,
(the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark (the "Defendants') as the defendants. The parties to the lawsuit have executed a mutual release and settlement agreement effective April 2, 2006 to settle all matters set forth in the lawsuit. Under the terms of the settlement agreement, the Company has dismissed its lawsuit against the Defendants and has paid it $53,823 in exchange for the return of 2,025,000 shares it received under the Asset Purchase Agreement.

The Company has retained all rights originally acquired in the Asset Purchase Agreement as part of the mutual release and settlement and fully intends to continue in the oil and gas industry with said assets. Accordingly, the goals of the Company therefore remain unchanged. The Company is continuing to seek merger and acquisition candidates operating in energy related industries.
The Company is also actively pursuing the acquisition of operating oil and gas properties or leases as another means of potentially increasing the revenues and assets of the Company. The Company is also considering sales of TPU units to oil and gas property owners/operators for their own use.


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

The Company's principal place of business is 200 West 17th Street, Suite 240, Cheyenne, Wyoming 82001.

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

EMPLOYEES

The Company currently employs one full-time employee.

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

ITEM 2. DESCRIPTION OF PROPERTY

The corporate headquarters consists of approximately 1,211 square feet of space located at 200 West 17th Street, Suite 240, Cheyenne, Wyoming 82001 at a rental of $1,312.00 per month including utilities snd common area maintenance expense. The lease expires in July 2006.


					(8)

ITEM 3. LEGAL PROCEEDINGS

We are currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2006.

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

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Closing Prices by Quarter Ended

				High		Low
				-----		-----

Fiscal 2005
	June 30, 2004		$0.05		$0.05
	September 30, 2004	$0.035		$0.035
	December 31, 2004	$0.07		$0.07
	March 31, 2005		$0.17		$0.14

Fiscal 2006
	June 30, 2005		$0.21		$0.21
	September 30, 2005	$0.035		$0.035
	December 31, 2005	$0.07		$0.07
	March 31, 2006		$0.17		$0.14


As of July 11, 2006, there were 17,629,731 shares of Common Stock outstanding held by approximately 600 record and beneficial stockholders.


TRANSFER AGENT AND WARRANT AGENT

The Company has appointed Corporate Stock Transfer, Inc., 3200 Cherry Creek Dr. South Suite 430 Denver, CO 80209, as its transfer agent and warrant agent.

DIVIDENDS

The Company has not paid dividends on its Common Stock since inception and does not plan to pay dividends in the foreseeable future. Earnings, if any, will be retained to finance growth.

RECENT SALES OF UNREGISTERED SECURITIES

Stock options

All options were exercisable at time of grant and no options have been exercised as of March 31, 2006. The number of shares represented by stock options outstanding at March 31, 2006 is 3,525,000 shares with an option price of $.15 per share, and with a market price at date of grant of $.08 per share. Outstanding options expire in March 2007.

					(9)

Preferred stock

Preferred Class A

As of March 31, 2006, there are no shares of Series A preferred stock outstanding. During the fiscal year, holders of the 10,000 shares of the Series A preferred stock converted these preferred shares into 100,000 shares of the Company's common stock.

Preferred Class B

Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after March 6, 2003. Series B Preferred Stock votes with the Common Stock on all matters. The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002.
In November, 2003, 20,000 shares of Series B stock were issued to two related parties for providing the Company with management services during the calendar year ending December 31, 2003. Therefore, as of March 31, 2006, the Company had 20,000 shares of Series B Preferred outstanding.

Preferred Class C

As of March 31, 2006 there are no shares of Series C preferred stock outstanding. During the year, the holder of all of the 3,800 Preferred Class C shares converted the preferred shares into 380,000 shares of common stock.

Common Stock

On April 6, 2005, the Company issued 2,250,000 shares of its common stock in connection with the acquisition of certain intangible assets from Permian Energy Services, LP.

On May 5, 2005, the Company issued a consultant 750,000 in connection with the above-indicated asset purchase. The shares were valued at $97,500, which was included in the value assigned to the intangible assets purchased. In May 2005, the Company also issued 200,000 units through its private offering for $40,000. Each unit consists of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance. In May 2005, the Company also issued 50,000 shares to consultants for services rendered with shares valued at $12,000. On May 25, 2005 the Company further issued 60,000 shares for public relations services valued at $13,200 and May 2005, the Company issued 53,000 shares of its common stock to a noteholder in exchange for the cancellation of $10,070 of indebtedness due him.

In June 2005, the Company issued 60,000 units through its private offering for $120,000 with each unit consisting of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance. On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A preferred stock into 100,000 shares of the Company's common stock and on June 23, 2005, a preferred stockholder converted 3,800 shares of Series C preferred stock into 380,000 shares of the Company's common stock.

In July 2005, the Company issued 150,000 units through its private offering for $30,000 with each unit consisting of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

In August 2005, the Company issued 325,000 units through its private offering for $65,000 with each unit consisting of one share of the Company's common stock, a warrant to purchase one share of common stock at $.50 per share and a warrant to purchase one share of common stock at $1.00. The warrants expire two years from date of issuance.

In February 2006, the Company issued 300,000 shares of its common stock in exchange for $15,000.

In March 2006, the Company issued 500,000 shares of its common stock in exchange for $25,000.

In April 2006, the Company issued 1,225,000 shares of its common stock in exchange for $61,250.

In April 2006, the Company entered into a settlement agreement with Permian Energy Services L.P. and Robert Clark ("Clark"), the former president of Permian Energy International Inc. Under the terms of the settlement agreement, Clark agreed to return 2,025,000 shares of common stock to the Company. (See Note 9 - accompanying notes to financial statements)


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

					(10)

The Company made a decision to enter into the service sector of the oil and gas industry at the beginning of fiscal year ended March 31, 2005.
Prior to this time, the Company had no operations to speak of and no revenue for fiscal year ended March 31, 2005 and 2004. While the Company had limited operations, the majority of fiscal year ended March 31, 2006 was spent in planning and organization with minimal revenues.

Pursuant to the decision to enter into the oil and gas industry, the Company proposed a name change to one that would be more suitable for the chosen industry, and on June 15th, 2005 the Company held a special meeting of shareholders. As a result, the name change to Platina Energy Group Inc. was approved, as well as the proposed 2005 stock option plan for the benefit of certain officers, directors, employees and advisors of the Company.

On April 6, 2005 the Company entered into an asset purchase agreement with Permian Energy Services, L.P. (herein after referred to as PES L.P.) and R.J. Clark, Managing Partner of PES L.P. (See Item 1 - Description of Business) The Company, through its wholly owned subsidiary, Permian
Energy International (herein after referred to as "PEI) acquired assets of PES. The asset purchase agreement with PES L.P. consists of the sale of all distribution and marketing rights of PES L.P. relating to the Thermal Pulse Unit (TPU), an enhanced oil and gas recovery technology. Having made our initial acquisition through an asset purchase agreement with PES L.P., the Company realized its goal of entering into the Energy Sector. Wyoming Energy, Inc., a corporation wholly owned by the Company's president owns a 10% limited partnership interest PES L.P.

In connection with the asset acquisition of the rights and licenses to marketing a certain proprietary thermal pulse pump for utilization in the oil and gas industry from Permian Energy Services LP ("LP"), the Company appointed the managing member of the LP as Permian Energy International's President and CEO. In August 2005, Permian Energy International's President resigned his position as President and Director. At the time of resignation, the President was in possession of Company equipment, but returned it to the Company in August 2005. On August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc., (the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark (the "Defendants') as the defendants. The parties to the lawsuit have executed a mutual release and settlement agreement on April 2, 2006 to settle all matters set forth in the lawsuit.

The Company has retained all rights originally acquired in the asset purchase agreement as part of the mutual release and settlement and fully intends to continue in the oil and gas industry with said assets. Accordingly, the goals of the Company therefore remain unchanged. The Company is continuing to seek merger and acquisition candidates operating in energy related industries. The development strategy of the Company anticipates establishing a foundation for long-term growth, as a holding company focused primarily on the acquisition of companies that own or operate enhanced recovery, drilling, and/or exploration technologies. The Company is also actively pursuing the acquisition of operating oil and gas properties or leases as another means of potentially increasing the revenues and assets of the Company. The Company is also considering sales of TPU units to oil and gas property owners/operators for their own use.

The Company's principal place of business is 200 West 17th St, Suite 240, Cheyenne, WY 82001.


					(11)

RESULTS OF OPERATIONS

The Company has had very limited operations from its acquisition of assets from Permian Energy Services LP ("LP") for fiscal year ending March 31, 2006, and the financial statements contained herein reflect the consolidated financial statements of Platina Energy Group Inc. (formerly Federal Security Protection Services, Inc.) and Permian Energy International, a wholly owned subsidiary of Platina Energy Group, Inc.

Revenues for the fiscal year ended March 31, 2006 and 2005 were $4,900 and $-0- respectively. Operating expenses consisted of testing costs associated with the TPU, salaries, as well as general and administrative expenses. General and administrative expense primarily consists of executive, consulting, financial and legal expenses and related costs. Testing costs associated with the TPU was $143,090 in the fiscal year ended March 31, 2006. General and administrative expense was $417,330 and 201,141 in the fiscal years ended March 31, 2006, and 2005 respectively. Officers' compensation was $107,000 and $168,000 in the fiscal years ended March 31, 2006, and 2005 respectively. Other expenses in the fiscal year ended 2006 included amortization expense of $49.643. Consulting expense of $64,557 of which $25,200 was paid through the issuance of 110,000 shares of the Company's common stock, professional fees of $60,896, rent expense of $20,339, and office salaries of $43,227.

The Company has total net losses for the years ended March 31, 2006 and 2005 were $600,811 and $342,126, respectively.

The Company's accumulated deficit as of March 31, 2006 and 2005 was $6,482,053 and $5,881,242, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's auditor has issued an opinion about the Company's ability to continue as a going concern. The Company does require a significant cash infusion to further its implementation plans.

During the fiscal year ended March 31, 2006, the Company received $295,000 from the sale of 2,075,000 shares of its common stock and received advances from its President totaling $133,000. In the same fiscal year, the Company used $290,663 in its operations, paid $56,764 for equipment utilized in its oil drilling program, repaid its President $67,000, made a $10,000 payment against the $250,000 obligation incurred in the asset acquisition from Permian Energy Services L.P. (see Note 3 to the financial statements), and paid $21,450 in direct costs associated with its private offerings.

During the fiscal year ended March 31, 2005, the Company received $70,000 from the sale of 350,000 shares of its common stock and received advances from its President totaling $7,500. In the same fiscal year, the Company used $28.934 in its operations, made a $25,000 loan to Permian Energy Services L.P., and repaid its President $7,500.

With respect to the financial condition beyond fiscal year ending March
31, 2006, the Company will need to raise additional capital to meet operating requirements. Revenues for fiscal year ending March 31, 2006 was $4,900 and thus, expenses have continued to exceed revenues. Accordingly, the Company does not expect to be able to fund operations from internally generated funds until such time as its new business plan can be funded and implemented.
The Company currently has no material commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

				(12)

PLAN OF OPERATION

The Company has maintained its operations from sale of stock and advances from related parties. The Company will continue to attempt to raise funds through private placements of its common stock and warrants to purchase its common stock. Over the next twelve months the Company plans to devote most of its efforts and financial resources for the raising of additional necessary capital and for the implementation of it's business plan. There can be no assurance that funding or deals will be available to the Company. In the event that such funding is not available to the Company, then Platina Energy Group Inc. would be forced to use whatever cash is generated.

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


KNOWN RISKS AND TRENDS
SEASONALITY

The Company does not expect to be sensitive to seasonal fluctuation.
The Company is however, affected by fluctuations in crude oil pricing, as well as the pricing of competitive technologies. Risks include the potential for the development of displacement technologies which may be considered a better or more feasible solution for oil and gas recovery.

LIABILITY FOR THE COMPANY'S SERVICES

Liability issues affecting the Company would be similar to those in the oil and gas service industry (see "Government Regulations and Legal uncertainties")

					(13)

ITEM 7. FINANCIAL STATEMENTS


				Platina Energy Group Inc.
		(Formerly Federal Security Protection Services, Inc.)


		     Consolidated Financial Statements
		For the Years Ended March 31, 2006 and 2005

				    with
		Report of Independent Registered Public Accounting Firm



					(14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Platina Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Platina Energy Group, Inc. (Formerly Federal Security Protection Services, Inc.) (the "Company") as of March 31, 2006, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platina Energy Group, Inc. (Formerly Federal Security Protection Services, Inc.) as of March 31, 2006, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Torrance, California
July 7, 2006



					(15)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Balance Sheet

								March 31
								--------
								2006



Assets

	Current Assets
	Cash and cash equivalents				$6,200

	Property & Equipment (net of accumulated
	depreciation of $7,433)					$49,331

	Other assets
	Security deposits					$1,312
	Intangible assets subject to amortization		$297,857


		Total Assets					$354,700

Liabilities and Stockholder's Deficit

	Current Liabilities
	Accounts Payable and accrued expenses			$85,207
	Accrued compensation due officers			$275,000
	Notes payable to related party				$181,336
	Notes payable - other					$168,451

		Total Current Liabilities			$709,994

	Note payable - long term portion			$214,963


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001, 20,000,000
	shares authorized 70,000 shares designated
	Series A, no shares issued and outstanding
	at March 31, 2006. Aggregate liquidation
	preference of $100,000  at March 31, 2006.
	One share of Series A preferred is convertible
	into ten shares of common stock.			0
Preferred stock, 100,000 shares designated Series B,
	20,000 shares issued and outstanding at March
	31, 2006. Aggregate liquidation value
	preference of $2,000,000 at March 31, 2006. 		20
Preferred stock, 10,000 shares designated Series C
	and no shares issued and outstanding at March
	31, 2006. Aggregate liquidation value preference
	of $380,000 at March 31, 2006.				0
Common stock; $0.001 par value; 100,000,000 shares
	authorized; 18,429,731 shares issued and
	outstanding						18,430
Additional paid in capital					5,893,346
Accumulated deficit						(6,482,053)

TOTAL STOCKHOLDERS' DEFICIT					(570,257)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT			$354,700


The accompanying notes are an integral part of these financial statements


					(16)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statement of Operations

								March 31	March 31
								--------	--------
								2006		2005




NET REVENUE							$4,900		$ -

OPERATING EXPENSES
	Testing costs associated with thermal pump		143,090		$ -
	General and administrative expenses			417,330  	201,141

LOSS FROM OPERATIONS						(560,420)	(201,141)

OTHER INCOME (EXPENSE)
	Interest expense					(45,291)	(141,022)
	Interest income						$ - 		37
		Total other income (expenses)			(45,291)	(140,985)


NET LOSS FROM OPERATIONS					(600,811)	(342,126)


NET LOSS PER SHARE - BASIC AND DILUTED				$(0.07)		$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING 			16,867,608	9,233,692



The accompanying notes are an integral part of these financial statements

					(17)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statements of Stockholder's Deficit
For the Years Ended March 31, 2006 and 2005

									Preferred Stock
							----------------------------------------------				Additional
							   Series A	   Series B 	   Series C	  Common Stock		Paid-in		Accumulated
							--------------	--------------	--------------	------------------	Capital		Deficit		Total
		            				Shares	Amount	Shares	Amount	Shares	Amount	Shares	    Amount	----------	-----------	----------
Balance, March 31, 2004					60,000	 $60	20,000	 20	3,800	4	8,475,211     8,475	$5,158,543	$(5,539,116)	(372,014)

Conversion of Series A Preferred
	for Common shares				(50,000) (50)	-	 -	-	-	500,000	       500	(450)		-		-
Shares issued in connection with 2002 reverse
	stock split					-	  -	-	 -	-	-	70		 1	(1)		-		-
Shares issued for cash					-	  -	-	 -	-	-	350,000	       350	69,650		-		70,000
Issuance of common shares in exchange for
	cancellation of accrued compensation		-	  -	-	 -	-	-	2,400,000	2,400	141,600		-		144,000
Issuance of common shares in exchange for
extension of maturity date of notes payable		-	  -	-	 -	-	-	986,450		986	117,388		-		118,374
Contributed rent					-	  -	-	 -	-	-	-		-	6,000		-		6,000
Net loss						-	  -	-	 -	-	-	-		-	-		(342,126)	(342,126)


Balance, March 31, 2005					10,000	 10	20,000	 20	3,800	4	12,711,731  12,712	5,492,730	(5,881,242)	(375,766)

Shares issued for cash					-	  -	-	 -	-	-	2,075,000	2,075	292,925		-		295,000
Shares issued in consideration for licensing rights	-	  -	-	 -	-	-	3,000,000	3,000	94,500		-		97,500
Shares issued in conversion of Series A
	Preferred Shares				(10,000)  (10)  -	 -	-	-	100,000		100	(90)		-		-
Shares issued in conversion of Series C
	Preferred Shares				-	  -	-	 -	(3800)	(4)	380,000		380	(376)		-		-
Shares issued in exchange for cancellation
	indebtedness					-	  -	-	 -	-	-	53,000		53	10,017		-		10,700
Shares issued for services				-	  -	-	 -	-	-	110,000		110	25,090		-		25,200
Offering costs						-	  -	-	 -	-	-	-		-	(21,450)	-		(21,450)
Net loss						-	  -	-	 -	-	-	-		-	-		(600,811)	(600,811)
							--------------	--------------	--------------	------------------	----------	-----------	----------
Balance, March 31, 2006					-	  -	20,000	 20	-	-	18,429,731	18,430	5,893,346	(6,482,053)	(570,257)




The accompanying notes are an integral part of these financial statements


					(18)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statement of Cash Flows
Years Ended March 31, 2006 and 2005



									March 31	March 31
									--------	--------
									2006		2005



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations					$(600,811) 	$(342,126)
Adjustment to reconcile net loss to net cash
	used in operating activities:
		Donated rent						-		6,000
		Amortization expense					49,643			-
		Depreciation expense					7,433		248
		Common stock issued for services			25,200		-
		Interest paid through issuance of common stock		-		118,374
Changes in assets
	(Increase) in note receivable					-		(37)
	(Increase) in security deposits					(1,312)
Changes in liabilities
	Increase (Decrease) in accounts payable and accrued expenses	77,406		(1,399)
	Increase in accrued compensation due to officers		107,000		168,000
	Increase in notes payable					44,778		22,006
									--------	--------
		Net cash used in operating activities			(290,663)	(28,934)
									--------	--------


CASH FLOWS FROM INVESTING ACTIVITIES:
	(Increase) in notes receivable					-		(25,000)
	Equipment purchases						(56,764)	-
									--------	--------
		Net cash used in investing activities			(56,764)	(25,000)
									--------	--------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock					295,000		70,000
Advances from related party						133,000		7,500
Repayments to related party						(67,000)	(7,500)
Principal reduction of long term debt					(10,000)	-
Private offering costs							(21,450)	-
									--------	--------
	Net cash provided by financing activities			329,550		70,000
									--------	--------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS			(17,877)	16,066

CASH AND CASH EQUIVALENTS, Beginning of year				24,077		8,011
									--------	--------

CASH AND CASH EQUIVALENTS, End of year					6,200		$24,077
									--------	--------




The accompanying notes are an integral part of these financial statements



					(19)

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Consolidated Statement of Cash Flows - Continued
Years Ended March 31, 2006 and 2005



									March 31	March 31
									--------	--------
									2006		2005



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Interest paid							$-		$643
	Income taxes paid						$-		$-


NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2005, the Company issued 2,400,000 shares of its common stock in exchange for the cancellation of accrued compensation due its officers totaling $144,000.

During the year ended March 31, 2005, 50,000 shares of the Company's Series A Preferred Stock were converted into 500,000 shares of the Company's common stock.

During the year ended March 31, 2005, the Company issued 986,450 shares of its common stock in consideration for the extension of the due date of promissory notes held by shareholders including the Company's President.
The due dates were extended to February 28, 2006. The Company valued the shares issued at $118,374, which was charged to interest expense. Of the shares issued, 395,457 shares were issue to the Company's President and
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

On April 6, 2005, the Company completed its purchase of the rights and licenses from Permian Energy Group LP in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 evidenced by a promissory note. The Company valued the intangible assets purchased at $347,500, which consists of $250,000, evidenced by a promissory note, plus the market value of the 750,000 shares issued to consultant as discussed below. The Company assigned no value to the 2,250,000 shares as 2,025,000 of these shares were returned to the Company in under a settlement agreement in April 2006 and 225,000 shares were issued to a Corporation, wholly owned by the Company's President that had a 10% limited partners interest in the LP (See Note 9).

On May 5, 2005, the Company issued a consultant 750,000 shares of its common stock in connection with the above-indicated asset purchase. The shares were valued at $97,500 and inlcuded in the cost basis of the related acquired assets.

In May 2005, the Company issued 200,000 units through its private offering for $40,000. Each unit consists of one share of common stock, one warrant to purchase one share of common stock at $.50 per share and one warrant to purchase one share of common stock at $1.00 per share.

In May 2005, the Company issued a total of 110,000 common shares to various consultants for services rendered. These shares were valued at $25,200.

Also in May 2005, the Company issued 53,000 shares of its common stock to a note holder in consideration for the cancellation of indebtedness amounting to $10,070.

In June 2005, the Company issued 600,000 units through its private offering for $120,000. Each unit consists of one share of common stock, one warrant to purchase one share of common stock at $.50 per share and one warrant to purchase one share of common stock at $1.00 per share.

In June 2005, a holder of 10,000 Class A preferred shares cancelled these shares in exchange 100,000 shares of the Company's common stock. Also in June 2005, a holder of 3,800 Class C preferred shares cancelled these shares in exchange 380,000 shares of the Company's common stock.

In July 2005, the Company issued 150,000 units through its private offering for $30,000. Each unit consists of one share of common stock, one warrant to purchase one share of common stock at $.50 per share and one warrant to purchase one share of common stock at $1.00 per share.

In August 2005, the Company issued 325,000 units through its private offering for $65,000. Each unit consists of one share of common stock, one warrant to purchase one share of common stock at $.50 per share and one warrant to purchase one share of common stock at $1.00 per share.



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

On March 30, 2005, the Company formed Permian Energy Incorporated, a Nevada Corporation and acquired all of its outstanding common stock. On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain proprietary thermal pulsing pump in the oil and gas industry. The assets acquired from the LP were transferred into Permian Energy International. At the time of the above indicated transaction with Permian Energy Services LP, a corporation wholly owned by the Company's president owned a 10% limited partnership interest in Permian Energy Services LP. (See Note 9)


Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. At March 31, 2006 current liabilities exceeded current assets by approximately $704,000, and the Company has an accumulated deficit amounting to approximately $6,482,000.

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



					(21)

NOTE 2.  Summary of Significant Accounting Policies


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Platina Energy Group Inc. and its wholly owned subsidiary, Permian Energy International, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Equipment consisted of the Company's thermal pump (which was acquired in 2005) and computer and phone equipment, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the year ended March 31, 2006 and 2005 amounted to $7,433 and $248, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No.
144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2006, the Company did not deem any of its long-term assets to be impaired.

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

					(22)

The Company has total net operating loss carryforwards at March 31, 2006 of approximately $6,500,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $2,210,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2026 for federal tax purposes.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 19,474,046 and 16,258,692, for the years ended March 31, 2006 and 2005, respectively.

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

Reclassification

Certain reclassifications have been made to conform the March 31, 2005 amounts to the March 31, 2006 presentation for comparative purposes.

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

					(23)

The FASB has issued SFAS No. 123R, "Share-Based Payment." The new rule requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement precludes the recognition of compensation expense under APB Opinion No. 25's intrinsic value method. Public entities will be required to apply Statement 123R in the first annual reporting period that begins after December 15, 2005. Since the Company has been accounting for its share-based compensation under SFAS No. 123, management believes SFAS No. 123R should not have a significant impact on the way it accounts for its stock-based compensation.

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." This statement requires that the assets, liabilities and results of the activities of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. In general, for all entities that were previously considered special purpose entities, FIN 46R should be applied in periods ending after December 15, 2003. Otherwise, FIN 46R is applicable to all public entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial condition or results of operations.


NOTE 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP ("LP") in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. In addition to the 2,250,000 shares, the Company issued an additional 750,000 shares to a consultant in connection with the acquisition.

As discussed further in Note 9, of the 2,250,000 shares originally issued, 2,025,000 were returned to the Company pursuant to a settlement agreement with the LP. The remaining 225,000 shares were issued to a corporation wholly owned by the Company's president that owned a 10% limited partners interest in the LP (See Notes 5 and 9).

The Company valued the intangible assets purchased at $347,500, which consists of the $250,000 obligation plus the fair value of the 750,000 shares issued to the consultant. The Company valued the shares issued as of April 6, 2005. The Company retroactively restated the value of the intangible assets upon settling with the LP and assigned no value to the 2,250,000 shares originally issued.

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations for the year ended March 31, 2006 amounted to $49,643.

Estimated amortization expense for the next five years is as follows:

	2007		$49,643
	2008		$49,643
	2009		$49,643
	2010		$49,643
	2011		$49,643


NOTE 4. Notes Payable - Other

The Company owed five individuals a total of $155,774 as of March 31, 2006, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations on these obligations during the year ended March 31, 2006 and 2005 totaled $16,618 and $10,078, respectively.

Under the terms of the modified loan agreements, until the loans and accrued interest are paid in full, each holder has the right to convert the obligation due them, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion. In May 2005, a note holder converted $10,070 of indebtedness due him by the Company into 53,000 shares of the Company's common stock. The five indicated notes matured on February 28, 2006 and are in default.

					(24)

NOTE 5. Long-Term Debt

As discussed in Note 3, the Company completed its purchase of rights and licenses from Permian on April 6, 2005. In consideration for the assets purchased, the Company agreed to pay $250,000 evidenced by a promissory note with interest accruing at an annual rate 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. In March and April 2005, the Company made advances totaling $35,000 to the LP prior to the asset acquisition. The Company credited the advances made to the LP including accrued interest totaling $35,037 against the $250,000 obligation due, thereby leaving a principal balance due on the obligation at March 31, 2006 of $214,963. Accrued interest due within one year and charged to operations for the year ended March 31, 2006 totaled $12,677 and was included in current portion of notes payable. The interest which was due in March 2006 was not paid and the loan is in default.
(See Note 9).

The minimum future principal payments on long-term debt are as follows:

	Year ending March 31,

	2007			$  -
	2008			$214,963
				--------
	Total	      		$ 214,963


NOTE 6. Shareholders' Deficit

Preferred Stock

On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A preferred stock into 100,000 shares of the Company's common stock.

On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C preferred stock into 380,000 shares of the Company's common stock.

					(25)

Common Stock

On April 6, 2005, the Company issued 2,250,000 shares of its common stock in connection with the acquisition of certain intangible assets from Permian Energy Services, LP. Of these issued shares, 2,025,000 were returned to the Company in April 2006. (see Notes 3 and 9).

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

In May 2005, the Company issued 50,000 shares to consultants for services rendered. The shares were valued at $12,000.

On May 25, 2005 the Company issued 60,000 shares for public relations services. The shares were valued at $13,200.

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

In February 2006, the Company issued 300,000 shares of its common stock in exchange for $15,000.

In March 2006, the Company issued 500,000 shares of its common stock in exchange for $25,000.

					(26)

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

At March 31, 2006, there were total warrants outstanding to purchase 1,625,000 shares of common stock at $0.50, and 1,625,000 shares of common stock at $1.00.



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

In 2002, the Company issued 6,225,000 stock options to its management to purchase shares of the Company's common stock at a price of $.15 per share. The options expire in April 2007.

Option activity for the year ended March 31, 2006 is as follows:

										Weighted
										Average
							Options			Exercise
							Outstanding 		Price

Balance - March 31, 2005				6,225,000		$ .15
Options cancelled  			 		(2,700,000)		$(.15)
							--------		--------
Balance - March 31, 2006		  		3,525,000		$ .15


					(27)

NOTE 7. Related Parties


Short-Term Borrowings

As of March 31, 2006, the Company owed its President for a total of $181,336 under various loan obligations, including accrued interest of $4,334. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion. Interest charged to operations on this indebtedness totaled $15,483 and $13,785 for the year ended March 31, 2006 and 2005, respectively.

During the year ended March 31, 2006, the Company's President advanced it a total of $133,000 and was repaid $67,000.


Stock Options

The Company had granted stock options to related parties and various consultants to purchase shares of the Company common stock. As of March 31, 2006, the Company had 3,525,000 stock options outstanding.

Noncash transactions

For the years ended March 31, 2006 and 2005, the Company accrued $107,000 and $168,000, respectively, for compensation due its officers for services Rendered. Balance due them at March 31, 2006 totaled $275,000.


Acquisition of Intangible Assets from Permian Energy Services LP

The Company's President is a sole shareholder of a corporation which is a member of Permian Energy Services LP (See Notes 3 and 9).

					(28)

NOTE 8. Commitments and Contingencies

Operating Leases

The Company leases office space for its Cheyenne office on a one-year lease expiring in July 2006, payable monthly installments of $1,312 per month. The Company lease pertaining to its Denver office expired in September 2005 and was not renewed. Rent expense for year ended March 31, 2006 was $20,339. During 2005, the Company used the offices of its President at no cost and charged operation with the fair value of the free rent of $6,000.


NOTE 9.  Subsequent Events

In April 2006, the Company entered into a settlement agreement with Permian Energy Services L.P. and Robert Clark ("Clark"), the former president of Permian Energy International Inc. Under the terms of the settlement agreement, the Company has agreed to dismiss its lawsuit against Clark. The Company has also agreed to pay Clark $53,823 in exchange for Clark returning the 2,025,000 shares it received under the April 5th, 2005 asset purchase agreement and cancelling the $214,963 obligation due it.

In order to bring the negotiations with Clark to a successful conclusion, Wyoming Energy Corp. had to return to Permian Energy Services LP, its 10% ownership interest in the LP.. In consideration for the loss of Wyoming's interest in the LP, the Company transferred its obligation to the LP to Wyoming under the same terms and conditions. Wyoming Energy Corp. is wholly-owned by the Company's president.

Clark also agreed not to engage in the business of providing downhole oil or gas well stimulation as referenced and defined in the PES-BI-Comp agreement, which was assigned to the Company by Clark in April 2005 pursuant to the Asset Purchase Agreement (See Note 3) for a period of three years.



					(29)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Pursuant to the Company's Certificate of Incorporation and its Bylaws, The members of the Board of Directors serve for one-year terms. The Company's directors and executive officers as of March 31, 2006 were:

Platina Energy Group Inc.
(Formerly Federal Security Protection Services, Inc.)
Directors and Executive Officers
				Age		Position Held
				-------		-------------
Name
Blair J. Merriam		48		CEO, President and Director
Daniel W. Thornton		45		Secretary, Vice President
						Business Development, Director
Hector J. Beltran		53		Director


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The tables below set forth information, as of March 31, 2006 with respect to beneficial ownership of the Company's Common Stock and Series A, B and C Preferred Stock by each person known by the Company to be the beneficial owner of more than 5% of each class of its outstanding voting securities, by each director of the Company, by each executive officer and by all officers and directors of the Company as a group. Unless otherwise noted, each Shareholder has sole investment and voting power over the shares owned. Shares of Series A, B and C Preferred Stock vote with the Common Stock on all matters. Each of the share of the preferred stock series has 100 votes. The preferred stock amounts shown are reflective of voting rights.

Common and Preferred Stock

Name and Address		Amount and Nature of		Percentage
of Beneficial Owner		Beneficial Ownership		of Class
				--------------------		----------


Daniel Thornton
4255 S Bannock St.
Englewood, CO 80110		Common		862,500		4.1%


Blair Merriam (1)
P.O. Box 3235
Cheyenne, WY 82003              Common		5,547,457	26.6%
				Series B	1,000,000	50.0%
Hector Beltran (2)
PO Box 3171
Cheyenne, WY 82003		Common		2,699,034	12.9%

Jesus Peralta
P.O. Box 3191
Cheyenne, WY 82003		Series B	1,000,000	50.0%


All directors and executive
officers as a group(3 persons)  Common		9,108,991(3)	43.7%
				Series A       	-0-		0.0%
				Series B        1,000,000	50.0%
				Series C	-0-          	0.0%


(1) 	Includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares
	that may be acquired by Beltropic Inc., a company wholly owned by Mr. Blair Merriam. Also includes 600,000
	shares owned by Beltropic, Inc. and 225,000 shares owned by Wyoming Energy Corp., both of these companies
	are wholly owned by Mr. Blair Merriam.

(2)	Includes 1,500,000 shares that may be acquired directly pursuant to the exercise of options that may be acquired
	by Mr. Hector Beltran. Also includes 1,100,000 shares owned by Web Consultants Inc., a company wholly owned by
	Mr. Hector Beltran.

(3)	Includes options to acquire 3,020,000 shares of common stock.  Includes 6,088,991 of common shares which are
	34.5% of the 17,629,731 common shares outstanding.




					(29)

ITEM 10. EXECUTIVE COMPENSATION


The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2006.


				 Annual Compensation				Long Term Compensation
				---------------------		----------------------------------------------------
								Other Annual		Awards		All Other
				Salary		Bonus		Compensation		Options		Compensation
				------		------		-------------		--------	------------
Name and
Principal Position

Blair Merriam (1)		-		- 		$80,000	 (1)		-		-
Chief Executive Officer
and Director

Daniel Thornton	(2)		-		-		$27,000	 (2)		-		-
Secretary and Director

(1)	Consists of accrued compensation of $ 80,000.
(2)	Consists of accrued compensation of $ 27,000.



Employment Arrangements

The Company has an employment agreement with one employee.

Stock Options and Warrants

No options were issued during the fiscal year ended March 31, 2006.

Directors' Compensation

The Directors did not receive any compensation during fiscal year ended March 31, 2006.


					(30)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The tables below set forth information, as of March 31, 2006, with respect to the number and percentage of outstanding shares of Company Common Stock and Series A, B and C Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days. Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member. Shares outstanding were determined as of March 31, 2006.

Common Stock
						Number of Shares	Percentage
						Beneficially Owned	of Ownership
Name and Address
of Beneficial Owner
- -------------------

Daniel Thornton
4255 S Bannock St.
Englewood, CO 80110		Common		862,500		4.1%


Blair Merriam (1)
P.O. Box 3235
Cheyenne, WY 82003              Common		5,547,457	26.6%
				Series B	1,000,000	50.0%
Hector Beltran (2)
PO Box 3171
Cheyenne, WY 82003		Common		2,699,034	12.9%

All officers and directors
    as a group (3 persons)	10,108,991(3)		57.3%


(1) 	Includes 1,340,000 shares that may be acquired directly pursuant to the exercise of options and 180,000 shares
	that may be acquired by Beltropic Inc., a company wholly owned by Mr. Blair Merriam. Also includes 600,000
	shares owned by Beltropic, Inc. and 225,000 shares owned by Wyoming Energy Corp., both of these companies
	are wholly owned by Mr. Blair Merriam.

(2)	Includes 1,500,000 shares that may be acquired directly pursuant to the exercise of options that may be acquired
	by Mr. Hector Beltran. Also includes 1,100,000 shares owned by Web Consultants Inc., a company wholly owned by
	Mr. Hector Beltran.

(3)	Includes options to acquire 3,020,000 shares of common stock.  Includes 6,088,991 of common shares which are
	34.5% of the 17,629,731 common shares outstanding.


Series A Preferred Stock

As of March 31, 2006 there were no shares of Series A preferred stock issued or outstanding.


					(31)

Series B Preferred Stock *
				Number of Shares	Percentage
				Beneficially Owned	of Ownership
Name and Address
of Beneficial Owner
- -------------------

Blair Merriam
P.O. Box 3235
Cheyenne, WY 82003		10,000			50.0%

Jesus Peralta
P.O. Box 3235
Cheyenne, WY 82003		10,000			50.0%

All officers and directors
    as a group (1 person)	10,000			50.0%

*	Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock after November 11, 2004.
Series B Preferred Stock votes with the Common Stock on all matters. There are 20,000 shares of Series B Preferred Stock outstanding. The designation of rights and preferences were filed with the State of Delaware Secretary of State on
September 11, 2002.

Series C Preferred Stock

As of March 31, 2006 there were no shares of Series C preferred stock issued or outstanding.

					(32)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Blair Merriam, the Company's CEO and Director has granted loans to the Company for the purpose of helping to meet basic expenses associated with legal, accounting and SEC filings. During the fiscal year ended March 31, 2006 Mr. Blair Merriam advanced $133,000 to the company and was repaid during the year $67,000. The advances Mr. Blair Merriam made to the Company bear interest at an annual rate of 12% and for the fiscal year ended March 31, 2006 the Company credited his loan balance for $15,483 in accrued interest. The balance due him as of March 31, 2006 was $181,336.




					(33)

ITEM 13. EXHIBITS AND REPORTS

Exhibit No. 	Description


10.1		MUTUAL RELEASE AND SETTLEMENT AGREEMENT

1.1		Rule 13a-15(e)/15d-15(e) Certification

1.2		Section 1350 Certification




					(34)