Form 10QSB
period 2006-06-30
PLATINA ENERGY GROUP INC.
filed 2006-08-14
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				      FORM 10-QSB

	(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2006

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

	Common Stock, $.001 Par Value, 17,629,731 shares as of August 15, 2006:



					(1)

				Platina Energy Group INC.
		(Formerly Federal Security Protection Services, Inc.)


TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Consolidated Balance Sheet--------------------------------------------- 3
Consolidated Statement of Operations----------------------------------- 4
Consolidated Statements of Cash Flows---------------------------------- 7
Notes to Financial Statements------------------------------------------ 9
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 15
Item 3. Controls and Procedures---------------------------------------- 16
PART II  OTHER INFORMATION--------------------------------------------- 16
Item	1.  Legal Proceedings------------------------------------------ 16
Item	2.  Unregistered Sales of Equity Securities & Use of Proceeds-- 16
Item	3.  Defaults Upon Senior Securities---------------------------- 16
Item	4.  Submission of Matters to a Vote of Security Holders-------- 16
Item	5.  Other Information------------------------------------------ 16
Item	6.  Exhibits and Reports--------------------------------------- 16
Signatures------------------------------------------------------------- 17


					(2)

PART I--FINANCIAL INFORMATION

Item	1.  Financial Statements.

PLATINA ENERGY GROUP INC.
CONSOLIDATED BALANCE SHEETS
								June 30
								-----------
								2006
								(Unaudited)


Assets

Property and equipment (net of accumulated
	depreciation of $9,461)				$	 47,303

Other assets
	Security deposits					  1,312
	Intangible asset subject to amortization		285,446
								-----------

		Total assets				$	334,061


Liabilities and Stockholders' deficit

  Current liabilities
	Cash overdraft					$	  3,540
	Accounts payable and accrued expenses			 53,488
	Accrued compensation due officers			293,000
	Notes payable to related parties			429,576
	Notes payable - other 					160,447
								-----------
		Total current liabilities			940,051


Commitments and Contingencies

Stockholders' Deficit
	Preferred stock, par value of $.001,
	 20,000,000 shares authorized;
	 70,000 shares designated as Series A, no
	 shares issued and outstanding. Aggregate
	 liquidation preference of $100,000. One
	 share of Series A preferred convertible
	 into ten shares of common stock.			         0
	Preferred stock, 100,000 shares designated
	 Series B, 20,000 shares issued and outstanding.
	 Aggregate liquidation preference of
	 $2,000,000. 						        20
	Preferred stock, 10,000 shares designated
	 Series C and no shares issued and outstanding
	 at June 30, 2006. Aggregate liquidation
	 preference of $380,000.		       		         0
	Common stock; $.001 par value; 100,000
	 shares authorized; 17,629,731 shares issued
	 and outstanding.					    17,630
	Additional paid in capital				 5,955,396
	Accumulated deficit					(6,579,036)
								-----------
Total stockholders' deficit					  (605,990)

Total liabilities and stockholders' deficit		$	   334,061



					- Unaudited -

			See accompanying notes to financial statements


					(3)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


								Three Months Ended	Three Months Ended
								June 30,		June 30,
								2006			2005
								-----------		-----------
								(Unaudited)		(Unaudited)
											(restated)


Net Revenue 		 				$	-	 	$	   4,900

Operating Expenses
	Testing costs associated with Thermal Pump 		 - 			  45,929
	General and administrative expenses		 	  84,210		 187,044
			 					-----------		-----------
Loss from operations		 				  84,210		 232,973


Other Income (Expense)
	 Interest expense 		 		$	(12,773)  	$	 (11,121)

Net Loss						$	(96,983)  	$	(239,194)
								-----------		-----------


Per share data
	Basic loss per share				$	(.001)	  	$	(.002)
								-----------		-----------

	Weighted average common shares
	 outstanding						17,647,313		14,458,852
								-----------		-----------


					- Unaudited -

			See accompanying notes to financial statements


					(4)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

									Three Months Ended	Three Months Ended
									June 30,		June 30,
									2006			2005
									-----------		-----------
									(Unaudited)		(Unaudited)
												(restated)



Cash Flows from Operating Activities
  Net Loss							$	(96,983) 	$	(239,194)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
	Amortization							 12,412			  12,412
	Depreciation expense						  2,027			   1,352
	Common stock issued for services				      -			  22,000
	Changes in liabilities
		Increase (decrease) in accounts payable
		 and accrued expenses					(28,179)		  73,102
		Increase in accrued compensation
		 due related parties					 18,000			  40,534
		Increase in accrued interest on
		 licensing note						  3,414			   3,004
		Increase in short-term borrowings			  9,359			   7,988
									-----------		-----------

	Net cash provided by (used in) operating activities		(79,950)		 (78,802)
									-----------		-----------


Cash Flows from Investing Activities
	Cash advance for license purchase				      -			 (10,000)
	Purchase of equipment						      -			 (56,764)
									-----------		-----------

		Net cash used in investing activities			      -			 (66,764)
									-----------		-----------


Cash Flows from Financing Activities
	Proceeds from sale of common stock				 61,250			 160,000
	Advances from related parties					 12,500			  10,000
									-----------		-----------

		Net cash provided by financing activities		 73,750			 170,000
									-----------		-----------


Net Increase (Decrease) in Cash and Cash Equivalents			(6,200)			  24,434

Cash and Cash Equivalents - Beginning of Period				 6,200			  24,077
									-----------		-----------


Cash and Cash Equivalents - End of Period			$	      -		$	  48,511
									-----------		-----------




			See accompanying notes to financial statements

					(5)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
									Three Months Ended	Three Months Ended
									June 30,		June 30,
									2006			2005
									-----------		-----------
									(Unaudited)		(Unaudited)


Supplemental Disclosures of Cash Flow Information

	Cash paid during the year for:

		Interest 					$	-		$	-
		Income Taxes					$	-		$	-



Non-Cash financing and Investing information:

	On April 6, 2005, the Company completed its purchase of rights and licenses
	from Permian Energy Services LP in connection with the marketing of a certain
	pump in the oil and gas industry.  In consideration for the assets purchased,
	the Company agreed to issue 2,250,000 shares of its common stock and pay
	$250,000 evidenced by a promissory note. Of the 2,250,00 shares issued,
	2,025,000 shares were returned in April 2006, pursuant to a settlement
	agreement with the Company and Permian Energy Services LP.  In addition,
	the Company issued a consultant 750,000 in connection with the asset
	purchase. The Company did not assign any value to the 2,250 shares due to
	the fact that the issuance of these shares had no commercial substance. The
	Company assigned the value of 750,00 shares at the market price on the
	effective date of the asset purchase of $97,500. Therefore the license was
	valued at $347,500 ($250,000 obligation under the note and the fair value of
	the 750,000 shares of $97,500 - see note 3 to the financial statements).

	On May 30, 2005, a note holder converted $10,070 of indebtedness due him by
	the Company into 53,000 shares of the Company's common stock.

	On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A
	stock into 100,000 shares of the Company's common stock.

	On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C
	preferred stock into 380,000 shares of the Company's common stock.

	As discussed above, in April 2006, the Company entered into a settlement
	agreement with Permian Energy Services LP under which 2,025,000 shares of the
	Company's common stock were returned to the Company for cancellation and
	paid the LP $53,823 of which $38,923 was charged against the balance owed the
	LP for past services and $14,900 was charged to operations.  The Company also
	agreed to assign the remaining balance of the Obligation due the LP ($227,640,
	including accrued interest) to a corporation wholly owned by the Company's
	President (see notes 3 and 5 to the financial statements).




			See accompanying notes to financial statements



					(6)

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

On March 30, 2005, the Company formed Permian Energy International, Inc., a Nevada Corporation and acquired all of its outstanding common stock.
On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain proprietary thermal pulsing pump in the oil and gas industry.
The assets acquired from the LP were transferred into Permian Energy International, Inc.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March
31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2006.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. At June 30, 2006 current liabilities exceeded current assets by approximately $940,000, and the Company has an accumulated deficit amounting to approximately $6,579,000.

In view of these matters, the continuation of the Company's operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management has purchased certain rights and licenses from Permian Energy Services LP ("Permian"), a related party (see Note 7), in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Although Management believes the marketing of the pump will be successful and should generate sufficient revenue to fund the Company's future operations, no assurances can be made that the marketing of the pump will be successful or that the Company will be able to raise capital through other sources enabling it to continue funding operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Restatement of June 30, 2005 Net Loss

The accompanying statements of operations for the three months ended June 30, 2005 have been restated to reflect amortization of certain licensing rights as of June 30, 2005. These licensing rights were originally capitalized on April 5, 2005 and determined to have an indefinite useful life. The restated financial statements reflect amortization over an estimated useful life of seven years (see Note 3).

A reconciliation of the net loss as restated for the three months ended June 30, 2005 is as follows:

	Net loss as originally reported			$	(226,782)
	Amortization of licensing rights			 (12,412)
		Net loss as restated			$	(239,194)

	 Net loss per share:
		As originally reported			$	(0.02)
		Adjustment for increased expense		(0.00)

		As restated				$	(0.02)

In addition, the accompanying consolidated statement of cash flows for the three months ended June 30, 2005 has been restated to reflect the above adjustments.

					(9)

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


Equipment consisted of the Company's thermal pump (which was acquired in 2005) and computer and phone equipment, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended June 30, 2006 and 2005 amounted to $2,027 and $1,352, respectively.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2006, the Company did not deem any of its long-term assets to be impaired.


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

The Company has total net operating loss carryforwards at June 30, 2006 of approximately $6,600,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $2,244,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2027 for federal tax purposes.

					(10)

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted
earnings per share.   Basic EPS includes no dilution and is computed by
dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 27,642,003 and 24,219,561, for the three months ended June 30, 2006 and 2005, respectively.


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


Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company plans on adopting this statement on April 1, 2007, and does not believe that it will have a significant impact on its operations.

					(11)

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in Statement 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this statement on January 1, 2006, and does not believe that it will have a significant impact on its operations.


NOTE 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian, a related party, in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company originally agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. Throughout much of fiscal 2006, the Company was in dispute with the President of Permian on certain amounts due to him. The Company valued the intangible assets purchased at $347,500, which consists of the $250,000 obligation plus the fair value of the 750,000 shares issued to a consultant in connection with the acquisition. The Company valued the shares issued as of April 6, 2005
(See Note 5).

In April 2006, the Company entered into a settlement agreement with Permian Energy Services L.P. and Robert Clark ("Clark"), the former president of Permian Energy International Inc. Under the terms of the settlement agreement, the Company has agreed to dismiss its lawsuit against Clark. The Company has also agreed to pay Clark $53,823 in exchange for Clark returning the 2,025,000 shares it received under the April 6, 2005 asset purchase agreement and cancelling the $214,963 obligation due it.

In order to bring the negotiations with Clark to a successful conclusion, Wyoming Energy Corp. had to return to Permian Energy Services LP, its 10% ownership interest in the LP. In consideration for the loss of Wyoming's interest in the LP, the Company transferred its obligation to the LP to Wyoming under the same terms and conditions. Wyoming Energy Corp. is wholly-owned by the Company's president.

Clark also agreed not to engage in the business of providing downhole oil or gas well stimulation as referenced and defined in the PES-BI-Comp agreement, which was assigned to the Company by Clark in April 2005 pursuant to the Asset Purchase Agreement for a period of three years.

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations for the three months ended June 30, 2006 and 2005 amounted to $12,412 and $12,412, respectively.

Estimated amortization expense for the next five years is as follows:

Year ending June 30,

		2007		$	 49,643
		2008		     	 49,643
		2009		     	 49,643
		2010		     	 49,643
		2011		     	 49,643

				$ 	248,215



NOTE 4. Notes Payable - Other

The Company owed five individuals a total of $160,447 as of June 30, 2006, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations on these obligations during the three months ended June 30, 2006 and 2005 totaled $4,673 and $4,653, respectively.

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

					(12)

NOTE 5. Due to Related Parties


Note Payable to Affiliate

As discussed in Note 3, Wyoming Energy Corp, a corporation wholly owned by the Company's President, returned its 10% interest in Permian Energy Services LP in order to bring the settlement with Permian to a successful conclusion. In consideration for the loss of Wyoming's interest in the LP, the Company transferred its obligation to the LP to Wyoming under the same terms and conditions.

Under the terms of the note, accrued interest is due on April 5, 2006, which is one year from the date of the note. All principal and additional accrued interest is due two years from the date of the note. Interest on this obligation accruing during the three months ended June 30, 2006 was $3,414, which was charged to operations. The total balance of this obligation at June 30, 2006 was $231,054. The Company failed to pay the accrued interest when due and the note is currently in default.


Note Payable to Officer

As of June 30, 2006, the Company owed its President for a total of $198,522 under various loan obligations, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the three months ended June 30, 2006 and 2005 on these loans totaled $4,686 and $3,464, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

During the three months ended June 30, 2006, the Company's President advanced it a total of $12,500.


NOTE 6. Shareholders' Deficit

Common Stock

In April 2006, the Company issued a total of 1,225,000 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.


Stock Warrants

At June 30, 2006, there were total warrants outstanding to purchase 1,625,000 shares of common stock at $0.50, and 1,625,000 shares of common stock at $1.00. There were no warrants issued during the three-months ended June
30, 2006.


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

As of June 30, 2006, the Company had outstanding stock options granted to its management to purchase 3,525,000 shares of the Company's common stock at a price of $.15 per share. The options expire in April 2007.

					(13)

Option activity for the three months ended June 30, 2006 is as follows:

							Weighted
							Average
	  				Options 	Exercise
					Oustanding	Price
Balance - March 31, 2006		3,525,000	$ .15
Options issued				        -
Options cancelled  			        -
					-----------
Balance - March 31, 2006		3,525,000	$ .15



NOTE 7. Related Parties


Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of June 30, 2006, the 3,525,000 stock options outstanding were all issued to related parties (see Note 6).


Noncash Transactions

For the three months ended June 30, 2006 and 2005, the Company accrued $18,000 and $40,534, respectively, for compensation due its officers for services rendered. The balances due to these officers at June 30, 2006 totaled $293,000.


NOTE 8. Commitments and Contingencies

Operating Leases

The Company leases its Cheyenne office on a month-to-month basis, payable in monthly installments of $1,312 per month. Rent expense for three months ended June 30, 2006 and 2005 was $3,936 and $5,550, respectively.


					(14)

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


RESULTS OF OPERATIONS

Revenues for the three-months ended June 30, 2006 totaled $0 as compared to $4,900 for the three months ended June 30, 2005. The revenues generated in 2005 were derived from the utilization of its thermal pump.

Operating expenses for the three-months ended June 30, 2006 totaled $84,210, which primarily consisted of salaries and related costs to non-officers totaling $14,839, accrued compensation to its officers totaling $18,000, accounting and legal fees of $16,007, depreciation and amortizationof $14,439, settlement with Permian Energy Group LP of $14,900, rent of $3,936,and other general and administrative expenses totaling $2,089.

Restated operating expenses for the three-months ended June 30, 2005 totaled $239,194, of which $45,929 pertains to costs incurred in testing and evaluating the thermal pump. General and administrative expenses for the three-months ended June 30, 2005 primarily consisted of accrued compensation to its officers totaling $40,534, consulting fees of $50,000, accounting fees of $15,614, amortization expense of $12,412, public relations expense of $14,484, legal fees of $11,671, equipment rental of $9,551, transportation expenses of $6,011, office rent of $5,550, contract labor of $6,000 and other general and administrative expenses totaling $15,217.

The Company did not have any non-officer employees, or paid any salaries during the quarter ended June 30, 2005.

Accrued interest charged to operations for the three-months ended June 30, 2006 and 2005 amounted to $12,773 and $11,121 respectively.



					(15)

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

In April 2006, the Company issued a total of 1,225,000 shares of its common stock in exchange for $61,250.

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





					(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:	February 14, 2006 		PLATINA ENERGY GROUP, INC.
					    (Registrant)

		Blair Merriam
Chief Executive Officer, President, Chief Financial Officer,
(Principal Accounting Officer) and Director

					(17)