Form 10QSB
period 2006-09-30
PLATINA ENERGY GROUP INC.
filed 2006-11-14
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				      FORM 10-QSB

	(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2006

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

			      1807 Capitol Ave. Suite 101 - I
				   Cheyenne, WY 82001
		____________________________________________________________
			(Address of principal executive offices)

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

	Common Stock, $.001 Par Value, 18,830,031 shares as of November 12, 2006:



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

PLATINA ENERGY GROUP INC.
CONSOLIDATED BALANCE SHEETS
								Sept 30
								-----------
								2006
								(Unaudited)


Assets

	Current Assets
	  Cash						$	  4,685
	  Prepaid expense					  4,036
								-----------
	    Current assets				$	  8,721


Property and equipment (net of accumulated
	depreciation of $11,488)			$	 45,276

Other assets
	Intangible asset subject to amortization		273,036
								-----------

		Total assets				$	327,033


Liabilities and Stockholders' deficit

  Current liabilities
	Accounts payable and accrued expenses			 48,372
	Unearned income						  7,400
	Accrued compensation due officers			311,000
	Notes payable to related parties			473,667
	Notes payable - other 					165,259
								-----------
		Total current liabilities		      1,005,698


Commitments and Contingencies

Stockholders' Deficit
	Preferred stock, par value of $.001,
	 20,000,000 shares authorized;
	 70,000 shares designated as Series A, no
	 shares issued and outstanding. Aggregate
	 liquidation preference of $100,000. One
	 share of Series A preferred convertible
	 into ten shares of common stock.			         0
	Preferred stock, 100,000 shares designated
	 Series B, 15,000 shares issued and outstanding.
	 Aggregate liquidation preference of
	 $1,500,000. 						        15
	Preferred stock, 10,000 shares designated
	 Series C and no shares issued and outstanding
	 at June 30, 2006. Aggregate liquidation
	 preference of $380,000.		       		         0
	Common stock; $.001 par value; 100,000,000
	 shares authorized; 18,129,731 shares issued
	 and outstanding.					    18,130
	Additional paid in capital				 5,954,901
	Accumulated deficit					(6,651,711)
								-----------
Total stockholders' deficit					  (678,665)

Total liabilities and stockholders' deficit		$	   327,033



					- Unaudited -

	The accompanying notes are an integral part of these financial statements


					(3)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


								Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
								Sept 30,		Sept 30,		Sept 30,		Sept 30,
								2006			2005			2006			2005
								-----------		-----------		-----------		-----------
								(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
											(restated)					(restated)


Net Revenue 		 				$	-	 	$	-		$	-		$	   4,900

Operating Expenses
	Testing costs associated with Thermal Pump 		- 			  63,313		-			 109,242
	General and administrative expenses		 	  58,272		 186,448		 142,481		 373,492
			 					-----------		-----------		-----------		-----------
				 				  58,272		 249,761		 142,481		 482,734

Loss from operations						 (58,272)		(249,761)		(142,481)		(477,834)

Other Income (Expense)
	 Interest expense 		 		$	(14,403)  	$	 (10,621)	$	 (27,177)	$	 (21,742)

Net Loss						$	(72,675)  	$	(260,382)	$	(169,658)	$	(499,576)
								-----------		-----------		-----------		-----------


Per share data
	Basic loss per share				$	  (.000)	  $	   (.001)	$	-		$	   (0.03)
								-----------		-----------		-----------		-----------

	Weighted average common shares
	 outstanding						17,635,166		17,493,590		17,641,206		15,976,862
								-----------		-----------		-----------		-----------


					- Unaudited -

	The accompanying notes are an integral part of these financial statements


					(4)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

									Three Months Ended	Three Months Ended
									Sept 30,		Sept 30,
									2006			2005
									-----------		-----------
									(Unaudited)		(Unaudited)
												(restated)



Cash Flows from Operating Activities
  Net Loss							$	(169,658) 	$	(499,576)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
	Amortization							  24,821		  24,823
	Depreciation expense						   4,055		   3,307
	Common stock issued for services				    -			  22,000
	Changes in assets:
		Prepaid expense						  (4,036)		    -
		Deposits						   1,312		  (1,312)
	Changes in liabilities
		Increase (decrease) in accounts payable
		 and accrued expenses					(29,435)		 118,984
		Increase in accrued compensation
		 due related parties					 36,000			  71,000
		Increase in short-term borrowings			 27,176			  21,614
									-----------		-----------

	Net cash provided by (used in) operating activities	       (109,765)		(239,160)
									-----------		-----------


Cash Flows from Investing Activities
	Cash advance for license purchase				      -			 (10,000)
	Purchase of equipment						      -			 (56,764)
									-----------		-----------

		Net cash used in investing activities			      -			 (66,764)
									-----------		-----------


Cash Flows from Financing Activities
	Proceeds from sale of common stock				 61,250			 255,000
	Offering costs							      -			 (21,450)
	Advances from related parties					 47,000			 111,851
									-----------		-----------

		Net cash provided by financing activities		 108,250		 283,401
									-----------		-----------


Net Increase (Decrease) in Cash and Cash Equivalents			  (1,515)		  (22,523)

Cash and Cash Equivalents - Beginning of Period				   6,200		   24,077
									-----------		-----------


Cash and Cash Equivalents - End of Period			$	   4,685	$	    1,554
									-----------		-----------




	The accompanying notes are an integral part of these financial statements

					(5)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
									Three Months Ended	Three Months Ended
									Sept 30,		Sept 30,
									2006			2005
									-----------		-----------
									(Unaudited)		(Unaudited)


Supplemental Disclosures of Cash Flow Information

	Cash paid during the year for:

		Interest Expesne				$	-		$	-
		Income Taxes					$	-		$	-



Non-Cash financing and Investing information:

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note. Of the 2,250.000 shares issued, 2,025,000 shares were returned in April 2006, pursuant to a settlement agreement with the Company and Permian Energy Group LP. In addition, the Company issued a consultant 750,000 in connection with the asset purchase. The Company did not assign any value to the 2,250,000 shares due to the fact that the issuance of these shares had no commercial substance. The Company assigned the value of 750,000 shares at the market price on the effective date of the asset purchase of $97,500. Therefore the license was valued at $347,500 ($250,000 obligation under the note and the fair value of the 750,000 shares of $97,500 - see Note 3 to the financial statements).

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

As discussed above, in April 2006, the Company entered into a settlement agreement with Permian Energy Group LP under which 2,025,000 shares of the Company's common stock were returned to the Company for cancellation and paid the LP $53,823 of which $38,923 was charged against the balance owed the LP for past services and $14,900 was charged to operations. The Company also agreed to assign the remaining balance of the Obligation due the LP ($227,640, including accrued interest) to a corporation wholly owned by the Company's President (See Notes 3 and 5 to the financial statements).

In September 2006, 5,000 shares of the Company's Class B Preferred Shares were converted into 500,000 shares of the Company's common stock.



 	The accompanying notes are an integral part of these financial statements



					(6)

PLATINA ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K for the year ended March 31, 2006.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations. At September 30, 2006 current liabilities exceeded current assets by approximately $997,000, and the Company has an accumulated deficit amounting to approximately $6,650,000.

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

Restatement of September 30, 2005 Net Loss

The accompanying statements of operations for the three months and six months ended September 30, 2005 have been restated to reflect amortization of certain licensing rights as of September 30, 2005. These licensing rights were originally capitalized on April 5, 2005 and determined to have an indefinite useful life. The restated financial statements reflect amortization over an estimated useful life of seven years (see Note 3).

A reconciliation of the net loss as restated for the three months ended September 30, 2005 is as follows:

	Net loss as originally reported	$	(247,971)
	Amortization of licensing rights	 (12,411)
		Net loss as restated	$	(260,382)

	 Net loss per share:
		As originally reported	$	   (0.01)
		Adjustment for increased expense   (0.00)

		As restated		$	   (0.01)


A reconciliation of the net loss as restated for the six months ended September 30, 2005 is as follows:

	Net loss as originally reported	$	(474,753)
	Amortization of licensing rights	 (24,823)
		Net loss as restated	$	(499,576)

	 Net loss per share:
		As originally reported	$	   (0.03)
		Adjustment for increased expense   (0.00)

		As restated		$	   (0.03)

In addition, the accompanying consolidated statement of cash flows for the six months ended September 30, 2005 has been restated to reflect the above adjustment.

					(9)

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiary, Permian Energy International Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Equipment consisted of the Company's thermal pump (which was acquired in 2005) and computer and phone equipment, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended September 30, 2006 and 2005 amounted to $2,027 and $2,027, respectively. Depreciation expense for the six months ended September 30, 2006 and 2005 amounted to $4,055 and $3,307, respectively.


Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

In September 2006, the Company entered into an agreement to lease its thermal pulsing pump for one year at $3,700 per month. Pursuant to the lease agreement, the Company received an advance payment of $7,400 and is required to make certain modifications to the pump's vessel. As of September 30, 2006, the Company incurred $4,036 in costs associated in the vessel upgrade. The Company will commence recognizing income from this lease upon the delivery and acceptance of the pump by the lessee. The costs of the vessel upgrade will commence to be depreciated over the pump's expected useful life upon the completion of the upgrade.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2006, the Company did not deem any of its long-term assets to be impaired.

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

The Company has total net operating loss carryforwards at September 30, 2006 of approximately $6,650,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $2,261,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2027 for federal tax purposes.

					(10)

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 26,847,438 and 22,809,622 for the three months ended September 30, 2006 and 2005, respectively and 26,853,479 and 22,978,775 for the six months ended September 30, 2006 and 2005.

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

Note 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Service LP, a related party, in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company originally agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%. Under the terms of the note, accrued interest is due one year from the date of the note and all principal and additional accrued interest is due two years from the date of the note. Throughout much of fiscal 2006, the Company was in dispute with the President of Permian Energy International, Inc. on certain amounts due to him. The Company valued the intangible assets purchased at $347,500, which consists of the $250,000 obligation plus the fair value of the 750,000 shares issued to a consultant in connection with the acquisition. The Company valued the shares issued as of April 6, 2005 (See Note 5).

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations for the three months ended September 30, 2006 and 2005 amounted to $12,411 and $12,412, respectively. Amortization expense charged to operations for the six months ended September 30, 2006 and 2005 amounted to $24,821 and $24,823, respectively.


Estimated amortization expense for the next five years is as follows:

Year ending September 30,

		2007		$    49,643
		2008		     49,643
		2009		     49,643
		2010		     49,643
		2011		     49,643
				$   248,215

					(11)

Note 4. Notes Payable - Other

The Company owed five individuals a total of $165,259 as of September 30, 2006, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by five separate promissory notes. Interest charged to operations on these obligations during the three months ended September 30, 2006 and 2005 totaled $4,814 and $4,130, respectively. Interest charged to operations on these obligations during the six months ended September 30, 2006 and 2005 totaled $9,487 and $12,119, respectively.

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

Under the terms of the note, accrued interest is due on April 5, 2006, which is one year from the date of the note. All principal and additional accrued interest is due two years from the date of the note. Interest accrued and charged to operations on this obligation accruing during the three months ended September 30, 2006 and 2005 totaled $3,465 and $3,224, respectively. Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2006 and 2005 totaled $6,880 and $6,228, respectively. The total balance of this obligation at September 30, 2006 was $234,521. The Company failed to pay the accrued interest when due and the note is currently in default.

Note Payable to Officer

As of September 30, 2006, the Company owed its President for a total of $239,146 under various loan obligations, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the three months ended September 30, 2006 and 2005 on these loans totaled $6,124, and $2,446, respectively. Interest charged to operations for the six months ended September 30, 2006 and 2005 on these loans totaled $10,810 and $3,395, respectively In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

During the six months ended June 30, 2006, the Company's President advanced it a total of $47,000.

					(12)

Note 6. Shareholders' Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

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

As of September 30, 2006, the Company had outstanding stock options granted to its management to purchase 3,525,000 shares of the Company's common stock at a price of $.15 per share. The options expire in April 2007.

Option activity for the six months ended September 30, 2006 is as follows:

										   Weighted
										   Average
					  		Options			   Exercise
							Outstanding 		   Price
Balance - March 31, 2006		  		  3,525,000		   $ .15
Options issued				 		 	-
Options cancelled  			 		        -
							-----------
Balance - September 30, 2006		  		  3,525,000		   $ .15

					(13)

Note 7. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of September 30, 2006, the 3,525,000 stock options outstanding were all issued to related parties (see Note 6).

Noncash Transactions

For the three months ended September 30, 2006 and 2005, the Company accrued $18,000 and $36,000, respectively, for compensation due its officers for services rendered. For the six months ended September 30, 2006 and 2005, the Company accrued $36,000 and $76,534, respectively, for compensation due its officers for services rendered. The balances due to these officers at September 30, 2006 totaled $311,000.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases its Cheyenne office on a month-to-month basis, payable in monthly installments of $1,312 per month. Rent expense for three months ended September 30, 2006 and 2005 was $894 and $6,917, respectively. Rent expense for six months ended September 30, 2006 and 2005 was $3,936 and $12,467, respectively. The Cheyenne lease expired in July 2006 and the Company is currently seeking suitable office space to lease.


Note 9. Subsequent Events

On October 14, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for an option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas.

On October 15, 2006, the Company issued 700,300 shares of its common stock to a Noteholder who elected to convert the amount of indebtedness due him totaling $35,015.

On October 27, 2006, the Company entered into an agreement to purchase an oil and gas lease to thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee. In consideration for the assets purchased, the Company agreed to issue 22,500 shares of its Series B Preferred Stock to seller. The closing of the transaction as set forth in the Agreement is scheduled on or before November 30, 2006. However, if the Company does not have $1,000,000 to fund the development of the assets purchased by March
31, 2007, the seller has the right to reverse the transaction.



					(14)

Item 2. Management's Discussion and Analysis or Plan of Operations

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL
FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.
THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY
MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006.

The first critical accounting policy relates to revenue recognition. The Company will recognize income from its equipment lease uniformly over the term of the underlying lease.

The second critical accounting policy relates to the valuation of non-monetary consideration issued for services rendered. The Company values all services rendered in exchange for its common stock at the quoted price of the shares issued at date of issuance or at the fair value of the services rendered, which ever is more readily determinable. All other services provided in exchange for other non-monetary consideration is valued at either the fair value of the services received or the fair value of the consideration relinquished, whichever is more readily determinable.

The third critical accounting policy relates to the valuation of the Company's long-term assets. The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

OVERVIEW

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

Subsequent to the acquisition of the rights and licenses to the TPU (Thermal Pulse Unit), the Company initiated efforts in seeking possible acquistions of oil and gas properties that in management's opinion, would provide revenue and profit generating opportunties. Pursuant to management's goal of acquiring said properties, management identified several potential candidates and On October 14, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for an option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas.

On October 27, 2006, the Company entered into an agreement to purchase an oil and gas lease to thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee (said lease prospects are contained in the P Hawkins Gas Project). An engineering report produced by C. G. Collins (independant Petroleum Engineer) states that the production in the P Hawkins Gas Project area comes from the Devonian Black Shale. The report further sates that most of the larger gas companies in America grew to their existing levels by producing gas from this formation including companies such as Columbia, Equitable, United States Steel,
KY ~ West Virginia and Wiser.

In consideration for the assets purchased, the Company agreed to issue 22,500 shares of its Series B Preferred Stock to seller. The closing of the transaction as set forth in the Agreement is scheduled on or before November 30, 2006. However, if the Company does not have $1,000,000 to fund the development of the assets purchased by March 31, 2007, the seller has the right to reverse the transaction.

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001


Results of Operations for the Three Months Ended September 30 2006 and 2005

Revenues for the three-months ended September 30, 2006 and 2005 totaled $0 and $0, respectively.

Operating expenses for the three-months ended September 30, 2006 totaled $58,272, which primarily consisted of salaries and related costs to non-officers totaling $17,561, accrued compensation to its officers totaling $18,000, accounting and legal fees of $17,741, depreciation and amortization of $14,439, and other general and administrative expenses totaling $8,272.

Restated operating expenses for the three-months ended September 30, 2005 totaled $249,761, of which $63,313 pertains to costs incurred in testing and evaluating the thermal pump. General and administrative expenses for the three-months ended September 30, 2005 of $186,448 consisted of amortization expense of $12,411, accrued compensation to its officers totaling $36,000, salaries and wages of $17,511, consulting fees of $37,000, accounting fees of $14,069, legal fees of $18,543, equipment rental of $7,336, transportation expenses of $3,870, office rent of $6,917, insurance expense of $5,547, contract labor of $4,620, supplies of $4,302 and other general and administrative expenses totaling $18,322.

Accrued interest charged to operations for the three-months ended September 30, 2006 and 2005 amounted to $14,403 and $10,621, respectively.

Results of Operations for the Six Months Ended September 30 2006 and 2005

Revenues for the six-months ended September 30, 2006 was $0 as compared to $4,900 earned during the same six-month period in the previous year. The revenues generated in 2005 were derived from the utilization of its thermal pump.

Operating expenses for the six-months ended September 30, 2006 totaled $142,481, which primarily consisted of salaries and related costs to non-officers totaling $32,400, accrued compensation to its officers totaling $36,000, accounting and legal fees of $33,748, depreciation and amortization of $28,876, office rent of $4,830, and other general and administrative expenses totaling $6,627.

Restated operating expenses for the six-months ended September 30, 2005 totaled $499,576, of which $109,242 pertains to costs incurred in testing and evaluating the thermal pump. General and administrative expenses for the six-months ended September 30, 2005 of $373,492 consisted of amortization expense of $24,823, accrued compensation to its officers totaling $81,000, salaries and wages of $46,082, consulting fees of $42,000, accounting fees of $29,683, public relations expense of $14,484, legal fees of $30,214, equipment rental of $18,387, transportation expenses of $9,341, insurance expense of $7,799, supplies of $5,068, office rent of $12,467, contract labor of $10,620, travel expenses of $7,619 and other general and administrative expenses totaling $33,905.

					(15)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had current assets of $8,721, consisting of cash of $4,685 and the prepayment of $4,036 in connection with the cost of upgrading its Thermal Pump's engine . The Company also had equipment with a net book value of $45,276 and licensing rights of $273,036, net of amortization. Total assets at September 30, 2006 amounted to $327,033.

As of September 30, 2006, the Company had current liabilities of $1,005,698.



PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.

In September 2006, the Company converted 5,000 shares of its Class B Preferred Stock into 500,000 shares of its common stock.

On October 2006, the Company issued 700,300 shares of its common stock to a Noteholder who elected to convert the amount of indebtedness due him totaling $35,015.

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

Date:	November 14, 2006 		PLATINA ENERGY GROUP, INC.
					    (Registrant)

		Blair Merriam
Chief Executive Officer, President, Chief Financial Officer,
(Principal Accounting Officer) and Director

					(17)