Form 10QSB
period 2006-12-31
PLATINA ENERGY GROUP INC.
filed 2007-02-20
CIK 1098278

UNITED STATES SECURITIES
				AND EXCHANGE COMMISSION
				Washington, D.C. 20549

				      FORM 10-QSB

	(Mark One)
	[x] QUARTERLY REPORT UNDER SECTION 13 OF 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2006

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

	Common Stock, $.001 Par Value, 22,130,031 shares as of February 20, 2007:



					(1)

				Platina Energy Group INC.
		(Formerly Federal Security Protection Services, Inc.)


TABLE OF CONTENTS

Page PART I--FINANCIAL INFORMATION
Item 1.  Financial Statements------------------------------------------ 3
Consolidated Balance Sheet--------------------------------------------- 3
Consolidated Statement of Operations----------------------------------- 4
Consolidated Statements of Cash Flows---------------------------------- 5
Notes to Financial Statements------------------------------------------ 7
Item 2.  Management's Discussion and Analysis or Plan of Operation----- 15
PART II  OTHER INFORMATION--------------------------------------------- 16
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

PLATINA ENERGY GROUP INC.
CONSOLIDATED BALANCE SHEETS
								Dec 31
								-----------
								2006
								(Unaudited)


Assets

	Current Assets

Property and equipment (net of accumulated
	depreciation of $13,786)			$	    50,410

Other assets
	Investment in option					    32,400
	Intangible asset subject to amortization		   260,625
								-----------

		Total assets				$	   343,435
								-----------


Liabilities and Stockholders' deficit

  Current liabilities
	Bank overdraft					$	         9
	Accounts payable and accrued expenses			    53,939
	Accrued compensation due officers			   329,000
	Notes payable to related parties			   507,562
	Notes payable - other 					   134,332
								-----------
		Total current liabilities		         1,024,842


Commitments and Contingencies

Stockholders' Deficit
	Preferred stock, par value of $.001,
	 20,000,000 shares authorized;
	 70,000 shares designated as Series A, no
	 shares issued and outstanding. Aggregate
	 liquidation preference of $100,000. One
	 share of Series A preferred convertible
	 into ten shares of common stock.			         0
	Preferred stock, 100,000 shares designated
	 Series B, 15,000 shares issued and outstanding.
	 Aggregate liquidation preference of
	 $1,500,000. One share of Series B preferred
	 is convertible into 100 shares of common stock. 		15
	Preferred stock, 10,000 shares designated
	 Series C and 3,600 shares issued and outstanding
	 at Dec 31, 2006. Aggregate liquidation
	 preference of $360,000. One share of Series C
	 preferred is convertible into 100 shares of
	 common stock.		       		         		 0
	Common stock; $.001 par value; 100,000,000
	 shares authorized; 20,080,031 shares issued
	 and outstanding.					    20,080
	Additional paid in capital				 6,198,374
	Accumulated deficit					(6,899,880)
								-----------
Total stockholders' deficit					  (681,407)

Total liabilities and stockholders' deficit		$	   343,435
								-----------



					- Unaudited -

	The accompanying notes are an integral part of these financial statements


					(3)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


								Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
								Dec 31,			Dec 31,			Dec 31,			Dec 31,
								2006			2005			2006			2005
								-----------		-----------		-----------		-----------
								(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
											(restated)					(restated)


Net Revenue 		 				$	   7,400	$	-		$	   7,400	$	   4,900

Operating Expenses
	Testing costs associated with Thermal Pump 		- 			-			-			 109,242
	General and administrative expenses		 	  74,985		  65,845		 205,056		 439,338
	Consulting fees, non-cash				 150,000		-			 150,000		-
			 					-----------		-----------		-----------		-----------
				 				 224,985		  65,845		 355,056		 548,580

Loss from operations						(217,585)		 (65,845)		(347,656)		(543,680)

Other Income (Expense)
	 Interest expense 		 		$	 (14,982)  	$	 (11,689)	$	 (42,159)	$	 (33,430)
	 Loss on settlement of debt				 (28,012)		-			 (28,012)		-
								-----------		-----------		----------		----------
								 (42,994)		 (11,689)		 (70,171)		 (33,430)
								-----------		-----------		----------		----------


Net Loss						$	(260,579)  	$	 (77,534)	$	(417,827)	$	(577,110)
								-----------		-----------		-----------		-----------


Per share data
	Basic loss per share				$	  (0.01)	  $	  (0.00)	$	  (0.02)	$	  (0.03)
								-----------		-----------		-----------		-----------

	Weighted average common shares
	 outstanding						19,340,424		17,629,731		18,205,207		16,529,822
								-----------		-----------		-----------		-----------


					- Unaudited -

	The accompanying notes are an integral part of these financial statements


					(4)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

									Three Months Ended	Three Months Ended
									Sept 30,		Sept 30,
									2006			2005
									-----------		-----------
									(Unaudited)		(Unaudited)
												(restated)



Cash Flows from Operating Activities
  Net Loss							$	(417,827) 	$	(577,110)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
	Amortization							  37,232		  37,234
	Depreciation expense						   6,353		   5,335
	Loss on settlement of debt					  28,012
	Common stock issued for services				 150,000		  22,000
	Changes in assets:
	 	Deposits						   1,312		  (1,312)
	Changes in liabilities
		Increase (decrease) in accounts payable
		 and accrued expenses					(31,259)		 111,952
		Increase in accrued compensation
		 due related parties					 54,000			  89,000
		Increase in short-term borrowings			 42,159			  33,303
									-----------		-----------

	Net cash used in operating activities	       		       (130,018)		(279,598)
									-----------		-----------


Cash Flows from Investing Activities
	Cash advance for license purchase				      -			 (10,000)
	Purchase of equipment						 (7,432)		 (56,764)
									-----------		-----------

		Net cash used in investing activities			 (7,432)		 (66,764)
									-----------		-----------


Cash Flows from Financing Activities
	Proceeds from sale of common stock				 61,250			 255,000
	Offering costs							      -			 (21,450)
	Advances from related parties					 71,500			 155,851
	Repayment of related party advances				 (1,500)		 (62,000)

									-----------		-----------

		Net cash provided by financing activities		 131,250		 327,401
									-----------		-----------


Net Increase (Decrease) in Cash and Cash Equivalents			  (6,200)		 (18,961)

Cash and Cash Equivalents - Beginning of Period				       -		  24,077
									-----------		-----------


Cash and Cash Equivalents - End of Period			$	       -	$	   5,116
									-----------		-----------




	The accompanying notes are an integral part of these financial statements

					(5)

PLATINA ENERGY GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
									Three Months Ended	Three Months Ended
									Dec 31,		 	Dec 31,
									2006			2005
									-----------		-----------
									(Unaudited)		(Unaudited)


Supplemental Disclosures of Cash Flow Information

	Cash paid during the year for:

		Interest Expesne				$	-		$	-
		Income Taxes					$	-		$	-



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

In October 2006, a note holder converted $35,015 of indebtedness due him by the Company into 700,300 shares of the Company's common stock. The Company recognized a $28,012 loss on the conversion.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Floyd and Briscoe Counties, Texas. The option is valued at $32,400 and can be extended for an additional 90-day period.

In November 2006, the Company issued 1,250,000 shares of its common stock in payment of a service agreement with Wallstreet Direct, Inc. The services received were valued at $150,000.



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

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended
March 31, 2006.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has sustained operating losses since its inception (January 19, 1988). In addition, the Company has used substantial amounts of working capital in its operations.
At December 31, 2006 current liabilities exceeded current assets by approximately $1,025,000, and the Company has an accumulated deficit amounting to approximately $6,900,000.

In view of these matters, the continuation of the Company's operations is dependent on funds advanced by its management and the raising of capital through the sale of its equity instruments or issuance of debentures. Management has purchased certain rights and licenses from Permian Energy Services LP ("Permian"), a related party (see Notes 3 & 6), in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Although Management believes the marketing of the pump will be successful and should generate sufficient revenue to fund the Company's future operations, no assurances can be made that the marketing of the pump will be successful or that the Company will be able to raise capital through other sources enabling it to continue funding operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

					(7)

Restatement of December 31, 2005 Net Loss

The accompanying statements of operations for the three months and nine months ended December 31, 2005 have been restated to reflect amortization of certain licensing rights as of December 31, 2005. These licensing rights were originally capitalized on April 5, 2005 and determined to have an indefinite useful life. The restated financial statements reflect amortization over an estimated useful life of seven years (see Note 3).

A reconciliation of the net loss as restated for the three months ended December 31, 2005 is as follows:

	Net loss as originally reported		$	(65,123)
	Amortization of licensing rights		(12,411)
		Net loss as restated		$    	(77,534)

	 Net loss per share:
		As originally reported		$	  (0.00)
		Adjustment for increased expense	  (0.00)

		As restated			$	  (0.00)


A reconciliation of the net loss as restated for the nine months ended December 31, 2005 is as follows:

	Net loss as originally reported		$      (539,876)
	Amortization of licensing rights		(37,234)
		Net loss as restated		$      (577,110)

	 Net loss per share:
		As originally reported		$	 (0.03)
		Adjustment for increased expense	 (0.03)

		As restated			$	 (0.00)

In addition, the accompanying consolidated statement of cash flows for the nine months ended December 31, 2005 has been restated to reflect the above adjustment.


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

Equipment consisted of the Company's thermal pump (which was acquired in 2005) and computer and phone equipment, which were depreciated over their estimated useful lives using the straight-line method. Depreciation expense for the three months ended December 31, 2006 and 2005 amounted to $2,299 and $2,027, respectively. Depreciation expense for the nine months ended December 31, 2006 and 2005 amounted to $6,353 and $5,335, respectively.



					(8)

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

In September 2006, the Company entered into an agreement to lease its thermal pulsing pump for one year at $3,700 per month. Pursuant to the lease agreement, the Company received an advance payment of $7,400 and is required to make certain modification to the pump's vessel. As of December 31, 2006, the Company incurred $7,432 in costs associated in the vessel upgrade. The upgrade was completed in October 2006, and the lease commenced in November 2006. The costs of the vessel upgrades are being depreciated over the pump's remaining expected useful life of approximately 6 years. During the three-months ended December 31, 2006, the Company recognized rental income of $7,400.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2006, the Company did not deem any of its long-term assets to be impaired.

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

The Company has total net operating loss carryforwards at December 31, 2006 of approximately $6,900,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $2,340,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2027 for federal tax purposes.


Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt. If such shares were included in diluted
EPS, they would have resulted in weighted-average common shares of 27,410,814 and 24,304,731 for the three months ended December 31, 2006 and 2005, respectively and 26,275,660 and 23,393,913 for the nine months ended December 31, 2006 and 2005.

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



					(9)

Note 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP, a related party, in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company originally agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%. Under the terms of the note, accrued interest is due one year from the date of the Note and all principal and additional accrued interest is due two years from the date of the note. Throughout much of fiscal 2006, the Company was in dispute with the President of Permian International, Inc. on certain amounts due to him. The Company valued the intangible assets purchased at $347,500, which consists of the $250,000 obligation plus the fair value of the 750,000 shares issued to a consultant in connection with the acquisition. The Company valued the shares issued as of April 6, 2005 (See Note 5).

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations for the three months ended December 31, 2006 and 2005 amounted to $12,411 and $12,411, respectively. Amortization expense charged to operations for the nine months ended December 31, 2006 and 2005 amounted to $37,232 and $37,234, respectively.


Estimated amortization expense is as follows:

Year ending December 31,

		2007		$    49,643
		2008		     49,643
		2009		     49,643
		2010		     49,643
		2011		     49,643
		2012		     12,410
				    -------
				$   260,625




					(10)

Note 4. Investment in Option

In October 2006, the Company issued 3,600 shares of its Class C convertible preferred stock in exchange for an option to acquire certain oil and gas leases situated on 3,600 acres in Floyd County, Texas. The option expired in January 2007. Under the option agreement, the Company can pay $54,000 to extend the option period for an additional 90 days. Of the $54,000 payment, $45,000 will be allocated to the full $390,000 purchase price of the leases. The 3,600 shares of Class C preferred stock were valued at $32,400 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.


Note 5. Notes Payable - Other

The Company owed four individuals a total of $134,332 as of December 31, 2006, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by four separate promissory notes. Interest charged to operations on these obligations during the three months ended December 31, 2006 and 2005 totaled $4,087 and $4,130, respectively. Interest charged to operations on these obligations during the nine months ended December 31, 2006 and 2005 totaled $13,573 and $13,911, respectively.

Under the terms of the modified loan agreements, until the loans and accrued interest are paid in full, each holder has the right to convert the obligation due them, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion. In May 2005, a note holder converted $10,070 of indebtedness due him by the Company into 53,000 shares of the Company's common stock. In October 2006, a note holder converted $35,015 of indebtedness due him by the Company into 700,300 shares of the Company's common stock. The four indicated notes matured on February 28, 2006 and are in default.


Note 6. Due to Related Parties

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

Under the terms of the note, accrued interest was due on April 5, 2006, which was one year from the date of the note. All principal and additional accrued interest is due two years from the date of the note, April 5, 2007. Interest accrued and charged to operations on this obligation accruing during the three months ended December 31, 2006 and 2005 totaled $3,518 and $3,224, respectively. Interest accrued and charged to operations on this obligation accruing during the nine months ended December 31, 2006 and 2005 totaled $10,398 and $9,452, respectively. The total balance of this obligation at December 31, 2006 is $238,039. The Company failed to pay the accrued interest when due and the note is currently in default.

Note Payable to Officer

As of December 31, 2006, the Company owed its President for a total of $269,523 under various loan obligations, including accrued interest. The loans are assessed interest at an annual rate of 12% and are evidenced by a promissory note. Interest charged to operations for the three months ended December 31, 2006 and 2005 on these loans totaled $7,378, and $4,334, respectively. Interest charged to operations for the nine months ended December 31, 2006 and 2005 on these loans totaled $18,188 and $7,729, respectively In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

During the nine months ended December 31, 2006, the Company's President advanced it a total of $71,500 and the Company repaid a total of $1,500.



					(11)

Note 7. Shareholders' Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Floyd and Briscoe Counties, Texas. (See Note 3)

Common Stock

In April 2006, the Company issued a total of 1,225,000 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.

In October 2006, the Company issued a total of 700,300 shares of its common stock in payment of debt to a note holder in the amount of $35,015
(see Note 4). The aggregate fair value of the shares issued was $63,027; accordingly, the Company recorded a $28,012 loss on settlement of debt.

In November 2006, the Company issued a total of 1,250,000 shares of its common stock in payment of a service agreement with Wallstreet Direct, Inc. The services received were valued at $150,000.

Stock Warrants

At December 31, 2006, there were total warrants outstanding to purchase 1,625,000 shares of common stock at $0.50, and 1,625,000 shares of common stock at $1.00. There were no warrants issued during the three-months ended December 31, 2006.

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

As of December 31, 2006, the Company had outstanding stock options granted to its management to purchase 3,525,000 shares of the Company's common stock at a price of $.15 per share. The options expire in April 2007.

Option activity for the nine months ended December 31, 2006 is as follows:

										Weighted
										Average
				  		  	   Options		Exercise
							Outstanding 		   Price
							-----------		--------
Balance - March 31, 2006		  		  3,525,000		   $ .15
Options issued				 		      -                        -
Options cancelled  			 		      -                        -
Balance - December 31, 2006		  		  3,525,000		   $ .15



					(12)

Note 8. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of December 31, 2006, the 3,525,000 stock options outstanding were all issued to related parties (see Note 6).

Noncash Transactions

For the three months ended December 31, 2006 and 2005, the Company accrued $18,000 and $18,000, respectively, for compensation due its officers for services rendered. For the nine months ended December 31, 2006 and 2005, the Company accrued $54,000 and $94,534, respectively, for compensation due its officers for services rendered. The balances due to these officers at December 31, 2006 totaled $329,000.


Note 9. Commitments and Contingencies

Operating Leases

The Company leases its Cheyenne office on a month-to-month basis, payable in monthly installments of $340 per month, beginning November 15, 2006. Rent expense for three months ended December 31, 2006 and 2005 was $636 and $3,936, respectively. Rent expense for nine months ended December 31, 2006 and 2005 was $5,466 and $16,403, respectively.


Note 10. Subsequent Events

On January 8, 2007 the company issued 22,500 shares of its Series B Preferred Stock to Tri Global Holdings, LLC, in payment of an Asset Purchase Agreement. The Company entered into the agreement to purchase oil and gas leases to thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee. However, if the Company does not have $1,000,000 to fund the development of the assets purchased by March 15, 2007, Tri Global Holdings, LLC has the right to reverse the transaction.

On January 9, 2007, the Company issued 75,000 shares of its common stock to Crescent Funding, LLC in payment of a consulting agreement. The agreement commenced February 5, 2007 and is for a six month term.

On January 12, 2007, the Company a $50,000 loan from an unrelated party.
The loan is due the earlier of (i) the closing of an offering to raise a minimum of $800,000 or (ii) July 1, 2007 and bears interest at 10% per annum. In conjunction with the loan, the Company issued 50,000 shares of its common stock to the lender in payment of a loan placement fee.

As discussed in Note 4, the Company paid $54,000 on January 14, 2007 to extend the option to purchase certain oil and gas leases. The new option expires on April 14, 2007. The major source of the $54,000 payment came from the $50,000 loan as discussed above.

On February 9, 2007, the Company issued 25,000 shares of the Company's Series B Preferred Stock in exchange for the acquisition of oil and gas leases and options comprising of approximately 20,000 acres located in Palo Doro Basin, Texas and oil and gas leases located on 372 acres in Young Texas, under the option described above in Note 6. If the Company does not have $800,000 to fund the development of the assets purchased by March 15, 2007, the seller has the right to reverse the transaction.

On January 9, 2007, the Company issued 75,000 shares of its common stock to Crescent Funding, LLC in payment of a consulting agreement. The agreement commenced February 5, 2007 and is for a six month term.



					(13)

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

CRITICAL ACCOUNTING POLICIES

Our Management's Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets. These accounting policies are more fully described in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006.

The first critical accounting policy relates to revenue recognition. The Company recognizes income from its equipment lease uniformly over the term of the underlying lease.

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

					(14)

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

Subsequent to the acquisition of the rights and licenses to the TPU (Thermal Pulse Unit), the Company initiated efforts in seeking possible acquisitions of oil and gas properties that in management's opinion would provide revenue and profit generating opportunities. Pursuant to management's goal of acquiring said properties, management identified several potential candidates and On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for an option to acquire certain oil and gas leases in Floyd and Briscoe Counties, Texas.

On October 27, 2006, the Company entered into an agreement to purchase an oil and gas lease to thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee (said lease prospects are contained in the P Hawkins Gas Project). An engineering report produced by C. G. Collins (independent Petroleum Engineer) states that the production in the P Hawkins Gas Project area comes from the Devonian Black Shale. The report further sates that most of the larger gas companies in America grew to their existing levels by producing gas from this formation including companies such as Columbia, Equitable, United States Steel, KY ~ West Virginia and Wiser.

In consideration for the assets purchased, the Company agreed to issue
22,500 shares of its Series B Preferred Stock to seller. The closing of the transaction was January 8, 2007. However, if the Company does not have $1,000,000 to fund the development of the assets purchased by March 15, 2007, the seller has the right to reverse the transaction.

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001


Results of Operations for the Three Months Ended December 31, 2006 and 2005

Revenues for the three-months ended December 31, 2006 and 2005 totaled $7,400 and $0, respectively. The revenue during the three-months ended December 31, 2006 was the result of an agreement to lease our thermal pulsing pump for $3,600 per month beginning in November 2006.

Operating Expenses

General and administrative expenses for the three-months ended December 31, 2006 totaled $74,985, which primarily consisted of salaries and related costs to non-officers totaling $15,139, accrued compensation to its officers totaling $18,000, accounting and legal fees of $11,162, depreciation and amortization of $27,120, and other general and administrative expenses totaling $3,564.

Consulting fees, non-cash consisted of our issuance of a total of 1,250,000 shares of our common stock in payment of a service agreement with Wallstreet Direct, Inc. The services received were valued at $150,000.

Restated general and administrative expenses for the three-months ended December 31, 2005 totaled $65,845 and consisted of amortization expense of $12,411, accrued compensation to its officers totaling $18,000, salaries and wages of $13,000, accounting and legal fees of $10,189, transportation expenses of $2,250, office rent of $3,936 and other general and administrative expenses totaling $6,059.

Accrued interest charged to operations for the three-months ended December 31, 2006 and 2005 amounted to $14,982 and $11,689, respectively.

During the three-months ended December 31, 2006, we issued a total of 700,300 shares of our common stock in payment of debt to a note holder in the amount of $35,015. The aggregate fair value of the shares issued was $63,027; accordingly, we recorded a $28,012 loss on settlement of debt.

Results of Operations for the Nine Months Ended December 31, 2006 and 2005

Revenues for the nine-months ended December 31, 2006 and 2005 were $7,400 and $4,900, respectively. The revenue during the nine-months ended December 31, 2006 was the result of an agreement to lease our thermal pulsing pump for $3,600 per month beginning in November 2006. The revenues during the nine-months ended December 31, 2005 were derived from the utilization of our thermal pump.

Operating Expenses

General and administrative expenses for the nine-months ended December 31, 2006 totaled $205,056, which primarily consisted of salaries and related costs to non- officers totaling $47,539, accrued compensation to its officers totaling $54,000, accounting and legal fees of $44,910, depreciation and amortization of $43,585, office rent of $5,466, and other general and administrative expenses totaling $9,556.

Consulting fees, non-cash consisted of our issuance of a total of 1,250,000 shares of our common stock in payment of a service agreement with Wallstreet Direct, Inc. The services received were valued at $150,000.

Testing costs associated with Thermal Pump for the nine-months ended December 31, 2005 totaled $109,242.

Restated general and administrative expenses for the nine-months ended December 31, 2005 of $439,338 consisted of amortization expense of $37,234, accrued compensation to its officers totaling $89,000, salaries and wages of $59,082, consulting fees of $42,893, accounting fees of $36,492, public relations expense of $14,484, legal fees of $33,593, equipment rental of $18,551, transportation expenses of $9,341, insurance expense of $7,799, supplies of $8,786, office rent of $16,403, contract labor of $10,620, travel expenses of $8,839 and other general and administrative expenses totaling $46,221.

Accrued interest charged to operations for the nine-months ended December 31, 2006 and 2005 amounted to $42,159 and $33,430, respectively.

During the nine-months ended December 31, 2006, we issued a total of 700,300 shares of our common stock in payment of debt to a note holder in the amount of $35,015. The aggregate fair value of the shares issued was $63,027; accordingly, we recorded a $28,012 loss on settlement of debt.



					(15)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had current assets of $0. We also had equipment with a net book value of $50,410, and investment in option of $32,400 and licensing rights of $260,625, net of amortization. Total assets at December 31, 2006 amounted to $343,435.

As of December 31, 2006, the Company had current liabilities of $1,024,842.

As of December 31, 2005, the Company had current assets of $5,116, consisting solely of cash and cash equivalents. The Company also had equipment with a net book value of $51,429, deposits of $1,312 and licensing rights totaling $310,266. Restated total assets at December 31, 2005 were $368,123.

As of December 31, 2005, the Company had current liabilities of $742,916 and long-term debt of $214,963.

During the nine-months ended December 31, 2006, the Company received a total of $61,250 through the sale of 1,225,000 shares of the Company's common stock and $71,500 in advances from its President and his wholly owned corporation. During the same period, the Company paid $130,018 in its operations, purchased equipment totaling $7,432; made loan repayments to our President of $1,500.

During the nine-months ended December 31, 2005, the Company received a total of $255,000 through the sale of 1,275,000 shares of the Company's common stock and $155,851 in advances from its President and his wholly owned corporation. During the same period, the Company paid $279,598 in its operations, paid an advance of $10,000 for its licensing purchase, purchased equipment totaling $56,764; paid $21,450 in costs associated with its private offerings, received $155,851 in loans from related parties and made loan repayments to related parties of $62,000.



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

Date:	February 20, 2007 		PLATINA ENERGY GROUP, INC.
					    (Registrant)

		Blair Merriam
Chief Executive Officer, President, Chief Financial Officer,
(Principal Accounting Officer) and Director

					(17)