Form 10KSB
period 2007-03-31
PLATINA ENERGY GROUP INC.
filed 2007-07-16
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                       to                     .
Commission File No. 000-28335

Platina Energy Group, Inc.
(Name of small business issuer in its charter)

Delaware	84-1080043

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1807 CAPITOL AVE. SUITE 101 - I, CHEYENNE, WY 82001	82001

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (307) 637-3900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑       No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
State issuer's revenues for its most recent fiscal year: $ 18,200.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $13,363.52 as of July 6, 2007 at closing price of $0.37 per share.
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐       No ☐
(APPLICABLE ONLY TO CORPORATE ISSUERS)
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
As of July 9, 2007 there were 40,185,587 shares of $.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DEPARTURE OF HECTOR J. BELTRAN AS DIRECTOR; NO DISAGREEMENTS WITH THE COMPANY
Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

PLATINA ENTERS INTO AN AGREEMENT WITH WALLSTREET DIRECT, INC. FOR SERVICES
Item 1.01. Entry into a Material Definitive Agreement;
Item 3.02 Unregistered Sales of Equity Securities

PLATINA ENTERS INTO AN ASSET PURCHASE AGREEMENT WITH WEST TEXAS ROYALTIES
Item 1.01. Entry into a Material Definitive Agreement;
Item 8.01. Other Events;
Item 9.01 Financial Statements and Exhibits

PLATINA ENTERS INTO AN ASSET PURCHASE AGREEMENT WITH TRI GLOBAL HOLDINGS, LLC
Item 1.01. Entry into a Material Definitive Agreement;
Item 9.01 Financial Statements and Exhibits

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I

This Annual Report on Form 10-KSB (the "Annual Report") contains "forward-looking statements" that represent management's beliefs, projections and predictions about future events. All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenue or other financial items, any statements relating to plans, strategies and objectives of management for future operations including statements concerning proposed new projects or other developments, statements regarding future economic conditions or performance, statements of management's beliefs, goals, strategies, intentions and objectives, as well as statements of assumptions underlying any of the foregoing. Words such as "may", "will", "should", "could", "would", "predicts", "potential", "continue", "expects", "anticipates", "future", "intends", "plans", "believes", "estimates" and similar expressions, as well as statements in the future tense, are all forward-looking statements.

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or accomplishments, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in management's forward-looking statements, including with respect to accurate measurement and identification of factors affecting the business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which the business strategy is based, or the success of the business. Furthermore, industry forecasts may be inaccurate, especially over long periods of time. Factors that may cause actual results, management's performance or accomplishments, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	The Corporate ability to attract and retain management;
•	Corporate growth strategies;
•	Management's ability to anticipate trends in the business;
•	Future results of operations;
•	Management's ability to make viable acquisitions;
•	Management's ability to successfully and economically explore for and develop oil and gas resources;
•	Market conditions in the oil and gas industry;
•	Management's ability to raise capital in order to finance exploration, acquisition and development activities;
•	The impact of government regulation;
•	Estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	Increases in oil and gas production;
•	The number of wells the Company anticipates drilling in the future;
•	Estimates, plans and projections relating to acquired properties;
•	The number of potential drilling locations;
•	The financial position, business strategy and other plans and objectives for future operations;
•	The possibility of unexpected costs relating to operations and acquisitions;
•	The volatility in commodity prices for oil and gas;
•	The accuracy of internally estimated proved reserves;
•	The recoverability of estimated oil and gas reserves;
•	The ability to replace oil and gas reserves;
•	The availability and costs of drilling rigs and other oilfield services;
•	Environmental risks;
•	Exploration and development risks;
•	Competition;
•	The inability to realize expected value from acquisitions;
•	The ability of the Corporate management team to execute its plans to meet its goals;
•	General economic conditions, whether nationally, internationally, or in the regional and local market areas in which the Company does business, that may be less favorable than expected; and
•	Other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact the Company's businesses, operations and pricing.

These forward-looking statements are based largely on management's current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified elsewhere in this Form 10-KSB and other risks and uncertainties indicated from time to time in the Company's filings with the SEC.  Actual results could differ materially from these forward-looking statements.  All forward-looking statements included in this Form 10-KSB are based on information available to us as of the date hereof, and management assumes no obligation to update these forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS
GENERAL

Platina Energy Group, Inc. is an Exploration and Production (E & P) Company that made it's entrance into the oil and gas industry on March 11th, 2005 through an acquisition of certain marketing, distribution, representation and license rights to various patented thermal pulse units.  The TPU is a proprietary, enhanced oil recovery (EOR) technology that utilizes a "Hydraulic Gas Compressor" to enhance the production of mature oil fields and stripper (low volume) wells at a fraction of the cost typical of other methodologies available in the industry today.  Enhanced Oil Recovery (EOR) is the third stage of hydrocarbon production during which sophisticated techniques that alter the original properties of the oil are used. EOR can begin after a secondary recovery process or at any time during the productive life of an oil reservoir.  Its purpose is not only to restore formation pressure, but also to improve oil displacement or fluid flow in the reservoir.

The three major types of enhanced oil recovery operations are chemical flooding (alkaline flooding or micellar-polymer flooding), miscible displacement (carbon dioxide [CO2] injection or hydrocarbon injection), and thermal recovery (steamflood or in-situ combustion).  As with the TPU, the optimal application of each type depends on reservoir temperature, pressure, depth, net pay, permeability, residual oil and water saturations, porosity and fluid properties such as oil API gravity and viscosity.  In contrast to the aforementioned methodologies, the TPU utilizes pressurized nitrogen, which is highly effective in restoring formation pressure, in addition to improving oil displacement and fluid flow, especially in wells that are blocked by paraffin. The TPU is a cost competitive solution that is effective, highly deployable and easily managed.   The Company entered into a research and development jv / lease with its first TPU device for $3,600 per month commencing in November 2006.  As sufficient funds are available, the Company plans to acquire other units to either lease to third parties, or use on wells that it owns.

Subsequent to the Company's acquisition of certain representation and marketing rights to the TPU, the Company has made acquisitions of oil and gas leases as the primary driver for potentially increasing the revenues and assets of the Company.  Management's plan for growth is focused primarily on the acquisition of proven reserves as well as existing wells in mature fields located within Continental North America.  To date, Platina Energy Group, Inc. has acquired oil and gas leases either directly into the parent Company (Platina Energy Group, Inc.), or into a wholly owned subsidiary.  On October 27, 2006, Platina Energy Group, Inc. entered into an Asset Purchase Agreement with Tri Global Holdings, LLC.  Pursuant to the Agreement, Tri Global agreed to sell to the Company the oil and gas lease to fifty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee. The agreement however, contained a provision whereby the transaction may be reversed by Tri Global, LLC if the Company failed to provide a minimum of $1,000,000 in funding for the development of the assets being transferred into Platina by March 31, 2007. The Provision was waived on June 24, 2007. On January 5th, 2007 Appalachian Energy Corp. was filed with the state of Nevada as a wholly owned subsidiary to Platina and the assets, pursuant to the agreement with Tri Global, LLC were transferred into Appalachian Energy Corp.

On November 20, 2006, Platina Energy Group, Inc. entered into an Asset Purchase Agreement (Agreement) with West Texas Royalties, Inc. ("West Texas"). Pursuant to the Agreement, West Texas agreed to sell to the Company (i) a seventy-five percent (75%) working interest in leases and options to lease, oil and gas properties comprised of approximately 20,000 gross acres (more or less) located in the Palo Duro Basin, Texas and (ii) a seventy-five percent (75%) working interest in oil and gas leases on 372 acres (more or less) comprised of approximately twenty-one (21) wells located in Young County, Texas with West Texas retaining a twenty-five (25%) working interest in all assets being transferred. Pursuant to the Agreement, the Company issued 25,000 shares of its Series B Preferred Stock.  The transactions set forth in the Agreement are contingent upon the Company providing a minimum of $800,000 to fund the purchase, from a third party, the oil and gas leases being transferred on or before March 15, 2007.  On June 24, 2007 West Texas Royalties waived its right to reverse said transaction. The Company is in the process of raising additional capital through third parties and joint ventures in order to commence drilling on its acquired oil and gas leases. Further, the Company is continuing to seek additional merger and acquisition candidates operating in energy related industries.

HISTORY

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation, was originally incorporated on January 19, 1988.  The Company went through several previous unrelated transactions involving other businesses that have subsequently been divested.  A further subsequent restructure of the Company on June 25, 2005 resulted in the name change to Platina Energy Group, Inc. with business focus on the oil and gas sector.

On March 11, 2005, the Company entered into an Asset Purchase Agreement with Permian Energy Services, L.P. ("Permian L.P."), a Texas limited partnership, whereby the Company, through its wholly-owned subsidiary Permian Energy International ("Permian International"), a Nevada corporation formed on March 30, 2005, acquired on April 6, 2005 certain marketing, distribution and license rights to various patented thermal pulse units ("TPU") to the oil and gas industry for enhanced oil recovery.  The assets that were purchased consist primarily of the assignment to Permian International of (i) an exclusive marketing agreement between Permian L.P. and Bi-Comp, L.L.C., (ii) a joint venture agreement between Permian L.P. and Daystar Oil and Gas Corporation, (iii) a letter agreement between Permian L.P. and Wyoming Energy Corporation, and (iv) a verbal licensing use and distribution agreement between Permian L.P. and Penney Resources, LLC regarding the "Penney Pump." In addition, Permian L.P. transferred to the Company intellectual property regarding TPU applications for oil recovery from wells and for acid gas re-injection.  As discussed above, the Company acquired its first unit for R&D purposes which is now under a jv / lease arrangement for $3,600 a month

Pursuant to the aforementioned Asset Purchase Agreement, the Company issued 2,250,000 shares of its common stock to Permian L.P. together with a two (2) year promissory note in the principal amount of $250,000.  In addition, the Company issued 750,000 shares to a consultant for services rendered in connection with the purchase.  Certain disputes arose between the Company and Permian L.P. and on August 15, 2005, the Company and its subsidiary, Permian Energy International, Inc., (the "Plaintiffs") filed an action in the District Court for the City and County of Denver, State of Colorado as plaintiffs versus Permian Energy Services, L.P. and Robert Clark (the "Defendants') as the defendants.  The parties to the action have executed a mutual release and settlement agreement effective April 2, 2006 to settle all matters set forth in the action.  Under the terms of the settlement agreement, the Company has dismissed its action against the Defendants and has paid it $53,823 in exchange for the return of 2,025,000 shares it received under the Asset Purchase Agreement.  The Company has retained all rights originally acquired in the Asset Purchase Agreement as part of the mutual release and settlement.

The Company's principal place of business is:

1807 CAPITOL AVENUE SUITE 101 - I
CHEYENNE, WY 82001

BUSINESS

Platina Energy Group, Inc. is an E&P Company whose primary focus is the acquisition of oil and gas leases with proven reserves including existing wells in mature fields located within Continental North America.  On October 27, 2006, Platina Energy Group, Inc. entered into an Asset Purchase Agreement with Tri Global Holdings, LLC. Pursuant to the Agreement, Tri Global agreed to sell to the Company the oil and gas lease to fifty-five (55) drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee. Pursuant to the Agreement, the Company issued 22,500 shares of its Series B Preferred Stock.  On January 5th, 2007 Appalachian Energy Corp. was filed with the State of Nevada as a wholly owned subsidiary to Platina and the assets, pursuant to the agreement with Tri Global, LLC were transferred into Appalachian Energy Corp.

On November 20, 2006, Platina Energy Group, Inc. entered into an Asset Purchase Agreement (Agreement) with West Texas Royalties, Inc. ("West Texas"). Pursuant to the Agreement, West Texas agreed to sell to the Company (i) a seventy-five percent (75%) working interest in leases and options to lease, oil and gas properties comprised of approximately 20,000 gross acres (more or less) located in the Palo Duro Basin, Texas and (ii) a seventy-five percent (75%) working interest in oil and gas leases on 372 acres (more or less) comprised of approximately twenty-one (21) wells located in Young County, Texas with West Texas retaining a twenty-five (25%) working interest in all assets being transferred. Pursuant to the Agreement, the Company issued 25,000 shares of its Series B Preferred Stock.

SUBSEQUENT EVENTS

On May 14th, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming Corporation to fund the development of its Young County prospect.  Pursuant to the agreement, Zone is granted an exclusive participation for the Young County prospect as long as Zone continues to fund the development of thirty-five (35) wells over an eighteen 18 month period based upon a mutually agreed upon budget.  On July 1st, the Company acquired the remaining twenty-five percent (25%) balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC. The memorandum agreement with Zone Petroleum proposes a transfer of a seventy-five percent (75%) working interest to Zone with Platina retaining a twenty-five (25%) working interest.  Pursuant to the Agreement, Zone purchased 55,556 shares of restricted stock under rule 144 at $0.45 per share on June 11, 2007.

On June 18th, 2007 the Company announced it exercised certain options through West Texas Royalties whereby the Company acquired a seventy-five percent (75%) working interest in 920 acres from the Hall and Kirkpatrick leases in the Palo Duro Basin located in Swisher and Hale county, Texas in exchange for 61,091 shares of its Series A preferred stock (See Note 10 to the accompanying financial statements). This transaction therefore brought the total acquisitions of oil and gas leases through West Texas Royalties to approximately 1,292 gross acres as of the date of this filing.

The Company is in the process of raising additional capital through third parties and joint ventures in order to commence drilling on its leased properties. Further, the Company is continuing to seek additional merger and acquisition candidates operating in energy related industries.

ENHANCED OIL RECOVERY (EOR)

In addition to acquisitions of oil and gas leases, the Company owns rights to a proprietary enhanced oil recovery technology known as the Thermal Pulse Unit (TPU).  On March 14th, 2005, Platina Energy Group Inc. through its wholly owned subsidiary Permian Energy International (collectively, the "Company") acquired the marketing, representation and distribution rights, on an exclusive and non-exclusive basis, to a unique "enhanced recovery solution" that stimulates and recovers oil and gas from stripper (low volume) wells at a fraction of the cost of most common methodologies available in the industry today.  The Company's enhanced recovery solution through its marketing and distribution agreements utilizes "Hydraulic Gas Compressor" (HGC) technology in a "Thermal Pulse Unit" (TPU) application. The TPU incorporates a patented hydraulically driven compressor technology, which creates 350F+ heat and 1,500+psi pressures for utilization in well cleanup, stimulation and production. The TPU has various configurations and attributes that replace conventional methodologies for day-to-day operations of oil and gas production. The TPU can be sized to fit small to large applications and can be powered by diesel, natural gas, propane or electricity. Management of the Company believes that the TPU technology will compete successfully with all current stimulation and recovery methodology on the basis of both cost effectiveness and long term results.

According to the Department of Energy, there have been 2.25 million wells drilled in the U.S. since 1949. Many oil reservoirs have only had 35% of their reserves produced, leaving huge potential upsides. The Office of Fossil Energy, U.S. Department of Energy, estimates there are nearly 500,000 oil wells and 230,000 gas wells that are marginal or classified as "stripper" wells. These stripper wells produce less than 15 barrels of oil a day or less than 60 thousand cubic feet of gas a day. Such wells are potentially considered economically unfeasible or marginal with a strong likelihood of being abandoned due to poor production economics. In seeking to revitalize marginal and stripper wells both the Department of Energy and American Petroleum Institute have emphasized the need for new technologies to access more of the reserves available.

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

The Company through its marketing rights to the TPU technology provides the economic alternative that was previously unavailable. The TPU is able to "merge" these two neglected assets together in a cost effective manner. The TPU is able to take the indigenous gas and re-establish good bottom-hole temperatures and pressures at a lifting cost of between $2.50 and $5.00 per barrel (approximate) compared with the lifting costs of CO2 floods and Steam floods that historically cost $15.00 to $22.00 per barrel depending on individual field conditions.

Recovery of Heavy Oil and Tar Sand Overview

Heavy oil is defined as oil with a 10-20 API Gravity; tar sands oil is any oil with an API Gravity lower than 10. These reserves have been studied and defined over the last 75 years. Current production of heavy oil in the United States accounts for only 8% the Country's current daily production. Production from California accounts for nearly all of the heavy oil produced in the United States. However, there are significant reserves in many other states. The DOE has established estimates of "Oil In Place" for Heavy Oil at 79,152 Million Barrels; Tar Sands "Oil in Place" is estimated at 71,525 Million Barrels. If one considers the next grade of oil reserves between 20-25 API gravity, the estimates only get higher. One geologist estimated that the oil reserves remaining in the San Andres formation in the Permian Basin exceed "all of the reserves of Saudi Arabia."

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

Fuel usage and fuel material balance is critical in any process or machine. The TPU consumes the equivalent of 10-15 MCFD and 600-900 KWHD depending upon the size and configuration of the TPU. In real dollars, the smallest unit, TPU 150 consumes approximately $75-$100 worth of energy per day. Comparative horsepower and fuel usage finds the TPU to be approximately 50% lower than other conventional machines.

The TPU technology generates heat as a by-product. Heat in excess of 350 F can be generated and maintained through the work of molecular friction in the gas phase. Heat can be generated within five minutes of the unit's startup time. There is NO open flame in the system. The unit can be placed next to the wellhead without danger of fire or explosion. As a mobile unit, the TPU will be an attractive alternative to conventional Hot Oilers. As a permanent thermal flood installation, the TPU can be used instead of conventional steam boilers.

The TPU can heat and displace wet or dry Methane Gas, Nitrogen, CO2 or any combination of various gases. Additionally, the TPU can pump liquids such as water, solvents and even organic acids. The problem with "phase changing" or "liquid versus gas phase" is not a problem with the TPU. A huge market for the TPU will be the injection of "Acid Gases" for disposal and/or tertiary oil recovery.

Production increases in both oil and gas are a natural result of "well bore cleanup" and "near well bore stimulation." The TPU creates a "pulsating" effect in the bottom hole strata. This is similar to a "breathing" effect. The TPU "inhales" on the suction of the low pressure and "exhales" on the high pressure discharge. Simultaneously, the formation experiences a steady and gradual build up finding and filling pressure voids. Methane Gas and Natural Gas Liquids (NGL's) are released into the vapor phase as the bottom hole temperatures are increased above the liquid equilibrium state of the formation.

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

TPU Manufacturing

Bi-Comp, L.L.C., the company that licenses rights for the TPU to the Company, is the current manufacturer of the TPU with a manufacturing capacity of 1-3 unit(s) per month. The Company realizes in order to grow the capacity must increase dramatically. To increase production, the Company plans to create a template for production, using certain companies to produce specific parts, and taking these parts to a centrally located assembly plant. By doing this, the Company anticipates a capacity to produce up to four (4) TPU units per week. This process can be expanded for increased capacity in approximately 45 days notice to a rate of two (2) completed units per day at a peak production run.

BUSINESS STRATEGY

Although the TPU license and related equipment are an integral part of the Company's future operations, the Company's primary focus at present is on the acquisition and subsequent development of proven, producing and non-producing reserves. To date, the Company has made several acquisitions of oil and gas leases as outlined in "Item 2. Description of Property". All properties require development to become producing with exception to a very limited amount of production currently coming from its Young County prospect. As indicated, the Company owns certain rights to a proprietary Enhanced Oil Recovery (EOR) technology known as the TPU.  The TPU provides the Company with the ability to expand its focus by utilizing the TPU to enhance its own production where applicable, in addition to offering the purchase or use of the technology to owners/leaseholders of qualifying oil and gas properties. The Company is also considering opportunities in which it can secure leasehold acreage and idle well bores and at the same time have equal or majority control of the property.  In these cases, the ownership of production will be based upon the net revenue interest and working interests available.

COMPETITION

Platina is a small independent oil and gas exploration and production Company that represents a fraction of the oil and gas industry.  The same is true for its wholly owned subsidiary Permian Energy International, Inc. (Permian) that participates in the enhanced oil recovery segment of the oil and gas industry. Competitive factors are similar for both segments in that it faces competition from other oil and gas companies in all aspects of its business.  These include the acquisition of producing properties and oil and gas leases; obtaining goods and services; and attracting human resources including executive management and general labor and more.   For Permian, this includes competing for the attention of possible candidates that may want to purchase or use its TPU technology.  Most of its competitors in either segment of the oil and gas industry generally have greater resources and are better capitalized.   Factors that affect Platina’s ability to acquire properties include access to  funds, available information about a specific property and historical financial standards established for minimum projected return on investment.   The primary areas in which the Company encounters substantial competition are in locating and acquiring desirable leasehold acreage for drilling operations; locating and acquiring attractive producing oil and natural gas properties; and obtaining purchasers and transporters of the oil and natural gas that the Company produces or expects to produce at some point in the future.  There are also external competitive factors that come from other industries producing alternative energy and fuel. Competitive factors and conditions may also be substantially affected by various forms of energy legislation and/or regulation and it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted, or its effects upon the Company's future operations.  Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and natural gas, and may prevent or delay the implementation or continuation of a given operation.  The effect of these risks cannot be accurately predicted.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

The Company's business is subject to federal, state and local laws and regulations on taxation; the exploration for and development of oil and gas resources; production and marketing of oil and gas, as well as safety matters.  Many laws and regulations require drilling permits, including well spacing, rates of production, prevention of waste, surface damage consideration, unitization and pooling of properties and other matters.  These laws and regulations, and any others that are passed by the jurisdictions where the Company owns oil and gas leases, could limit the total number of wells drilled or the allowable production from successful wells, which in turn could limit revenues.

Company operations are also subject to complex environmental laws and regulations adopted by the various jurisdictions in which the Company has or expects to have oil and gas operations.  The Company or one of its own wholly owned subsidiaries could incur liability to governments or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, including responsibility for remedial costs.  Further, because the Company acquires interests in properties that may have been operated in the past by others and are currently operated by others, there may be liability for environmental damage caused by such operators.

The Company is a publicly traded Company and is therefore subject to compliance with securities law, which expose the Company to potential liabilities, including potential rescission rights.

Further legal uncertainties exist relating to potential liabilities that are inherent to the oil and gas business.  The Company presently carries a general liability insurance policy which management believes is sufficient for its present stage of development.  There can be no assurance that this insurance coverage will be sufficient to cover every possible claim made against the Company in the future, including claims for which the insurance company may deem as not qualifying as a covered loss.  A loss in connection with Company owned oil and natural gas properties could have a materially adverse effect on the Company's financial position and results of operation to the extent that the insurance coverage provided under the Corporate policies cover only a portion of any such loss.

Additionally, as a subsequent event, the Company has entered into an agreement with a private concern, Zone Petroleum potentially involving millions of dollars of funding required pursuant to the terms of the joint venture. Although Zone has advanced considerable funds toward this development, there can be no guarantees that they will continue to do so or that the Company may have to seek legal action against them in the event they do not honor their financial commitments.

EMPLOYEES

The Company currently employs both full and part-time employees.  The total number of current employees is five (5).

AVAILABLE INFORMATION
The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to these reports filed with the U.S. Securities and Exchange Commission, are available for review free of charge on the SEC's website at www.sec.gov/ that contains reports, proxy and information statements and other information that the Company files with the SEC.  In addition, Corporate information and the ability to copy that information is available at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549.  Interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

The corporate offices consists of approximately 170 square feet of space located at 1807 CAPITOL AVENUE SUITE 101 - I CHEYENNE, WY 82001 at a rental of $340.00 per month including utilities and common area maintenance expense.  The lease is month to month with no expiration date.

Oil and Gas Reserves

The March 31, 2007 proved non-producing reserve estimate report presented in this document were prepared by a Petroleum Engineer.  The estimates of quantities of proved reserves below were made in accordance with the definitions contained in SEC Regulation S-X, Rule 4-10(a). These reserves are sensitive to commodity prices and their effect on economic producing rates.  The Company's estimated proved reserves are based on oil and gas spot market prices in effect for the periods presented in this report on the last trading day of March 2007.  There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond anyone's control, such as commodity pricing. Therefore, the reserve information in this Annual Report represents only estimates based on historical and current data.  Reservoir engineering is somewhat of a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.  The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based.  Except to the extent the Company obtains proved reserve reports for other properties under contract, or acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, the proved reserves will decline as reserves are produced and sold to market.

At March 31, 2007, the proved non-producing reserve report for the undeveloped 1,600 gross acres located in Hawkins County, Tennessee were estimated at 27.500 billion cubic feet (Bmcf) of natural gas.  Based on the March 31, 2007 NYMEX spot market price, 27,500 Bmcf is in excess of $184,525,000 over the estimated life of the well recovery period of 10 years.  The estimated reserves and future revenue shown in this report are for proved, but non-producing reserves.  In accordance with SEC guidelines, the estimates do not include any probable or possible reserves, which may additionally exist for these properties but not reflected herein.  This report does not include any value, which could be attributed to interests in undeveloped acreage beyond those tracts for which undeveloped reserves have been estimated.

Oil prices used in this report were based on the March 31, 2007 oil price received at various points and averaged $58.19 per barrel.  Gas prices used in this filing are based on a March 31, 2007 NYMEX spot market price and averaged of $6.71 per MMBTU, adjusted by lease for energy content, transportation fees, and regional price differentials. Oil and gas prices are held constant in accordance with SEC guidelines.

Productive Wells and Acreage

As of March 31, 2007, the Company did not have any productive wells.  Productivity began in June, 2007 and is not reflected in this report.

Acreage

The Company owns interests in developed and undeveloped oil and gas acreage in the locations set forth in the table below.  These ownership interests generally take the form of working interests in oil and gas leases or licenses that have varying terms.  The following table presents a summary of the Company's acreage interests as of March 31, 2007:

	Developed Acreage(1)		Undeveloped Acreage(1)		Total Acreage(1)
State	Gross	Net	Gross	Net	Gross	Net
Tennessee	0	0	1,600	1,200	1,600	1,200

Texas	0	0	372	279	372	279

Total Acreage	0	0	1,972	1,479	1,972	1,479

(1)	The term Gross Acres represents the Operators interest in acreage and Net Acreage represents acreage to the Company's interest, less royalties and production due to others for each well.

The Company accounts for its oil and gas producing activities using the full cost method of accounting as prescribed by the SEC. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general corporate costs are expensed as incurred.  Sales or other dispositions of oil and gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.  Depletion of evaluated oil and gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of evaluated oil and gas properties are subject to a full cost ceiling test.

Capitalized costs of the Company's evaluated and unevaluated properties at March 31, 2007, are summarized as follows:

	March 31,
	2007	2006		2005
Capitalized costs:
Proved and evaluated properties	$0	$	N/A	$	N/A
Unproved and unevaluated properties	514,288		N/A		N/A

	514,288		N/A		N/A

Less accumulated depreciation and depletion	0		N/A		N/A

	$514,288	$	N/A	$	N/A

Production

There was no production of oil or gas for the twelve months ended March 31, 2007.  The Company has not entered into any derivative contracts for any purpose from the period of inception through March 31, 2007.  Production began as a subsequent event in June of 2007.

Drilling Activity

There has been no drilling activity

Present Activities

Management intends to implement Corporate plans as detailed in “Item 6 - Management’s Discussion and Analysis or Plan of Operation”

Delivery Commitments

At March 31, 2007, the Company had no delivery commitments with the Company's purchasers.

ITEM 3. LEGAL PROCEEDINGS
As of March 31, 2007, the Company had no material pending legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Common Stock Market Prices
The Company's Common Stock has traded on the Electronic Bulletin Board of the National Quotation Bureau under the symbol "PLTG" since June 17, 2005.

The following table sets forth for the quarters indicated including the range of high and low closing prices for the Company's Common Stock as reported by the National Quotation Bureau, but does not include retail markup, markdown or commissions.

	2007	High	Low	2006	High	Low

First quarter	June 30, 2006	$0.068	$0.068	June 30, 2005	$0.21	$0.21
Second quarter	Sept. 30, 2006	0.06	0.06	Sept. 30, 2005	0.035	0.035
Third quarter	Dec 31, 2006	0.10	0.10	Dec 31, 2005	0.07	0.07
Fourth quarter	March 31, 2007	0.12	0.11	March 31, 2006	0.17	0.14

As of July 9, 2007, there were 40,185,587 shares of Common Stock outstanding held by approximately 1250 record and beneficial stockholders.

TRANSFER AGENT

The Company has appointed the following Company as its transfer agent:

Corporate Stock Transfer, Inc.
3200 Cherry Creek Dr. South, Suite 430
Denver, Colorado 80209

DIVIDENDS

Platina Energy Group, Inc. has not paid dividends on its Common Stock since inception and does not plan to pay dividends in the foreseeable future.  Earnings, if any, will be retained to finance growth.

RECENT SALES OF UNREGISTERED SECURITIES

Stock options
All options were exercisable at time of grant and no options have been exercised as of March 31, 2007.  The number of shares represented by stock options outstanding at March 31, 2007 is 6,725,000 shares with an option price ranging from $.09 to $.15 per share, and with a market price at dates of grant of $.08 per share. As of April, 2007, 3,525,00 outstanding options expired and the remaining 3,200,000 outstanding options will expire in March 2012.

PREFERRED STOCK

Preferred Class A
As of March 31, 2007, there are no shares of Series A preferred stock outstanding. Series A Preferred Stock votes with the Common Stock on all matters.  One share of Series A preferred is convertible into ten shares of common stock.

Preferred Class B
As of March 31, 2007 there are 77,500 shares of Series B preferred stock issued and outstanding.  Each share of Series B Preferred Stock is convertible into 100 shares of Common Stock. Series B Preferred Stock votes with the Common Stock on all matters.  The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002.

Preferred Class C
As of December 31, 2006 there are 3,600 shares issued and outstanding. Each share of Series C Preferred Stock is convertible into 100 shares of Common Stock.  Series C Preferred Stock votes with the Common Stock on all matters.  The designation of rights and preferences were filed with the State of Delaware Secretary of State on September 11, 2002.

In September 2006, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in the Palo Duro Basin located Lloyd and Briscoe Counties, Texas. (See Note 4 to the accompanying financial statements)

In January 2007, the Company issued 22,500 shares of its Series B Preferred Stock in consideration for certain oil and gas leases and options (see Note 4 to the accompanying financial statements).

In January 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases and options (see Note 4 to the accompanying financial statements).

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in consideration for consulting services valued at $280,000.

In March 2007, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

COMMON STOCK

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3 to the accompanying financial statements). These shares were subsequently cancelled by the Company.

In October 2006, the Company issued a total of 700,300 shares of its rule 144 common stock in payment of debt to a Note holder in the amount of $35,015 (see Note 4 to the accompanying financial statements). The aggregate fair value of the shares issued was $63,027; accordingly, the Company recorded a $28,012 loss on settlement of debt.

In November 2006, the Company issued a total of 1,250,000 shares of its rule 144 common stock in consideration for investor relations services.

In January 2007, the Company issued 50,000 shares of its rule 144 common stock as additional consideration on a $50,000 loan (See Note 5 to the accompanying financial statements).

In February 2007, the Company issued 750,000 shares of its rule 144 common stock in consideration for consulting agreement Services valued at $93,375 based upon the market price of shares on date of issuance.

In March 2007, pursuant to a complex settlement agreement, the Company issued 2,200,000 shares of its common stock in consideration for the cancellation of $4,400 of indebtedness (See Note 5 to the accompanying financial statements). The aggregate fair value of the shares issued was $286,000; accordingly, the Company recorded a $281,600 loss for settlement of debt.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. THE FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES.  AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT.  TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND NEITHER THE COMPANY NOR MANAGEMENT ASSUME ANY OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICIES

Platina's Management, Discussion and Analysis or Plan of Operation section discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, accruals for other costs, and the classification of net operating loss and tax credit carry forwards between current and long-term assets.  These accounting policies are more fully described in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007.

The first critical accounting policy relates to revenue recognition.  The Company recognizes income from its equipment jv / lease uniformly over the term of the underlying agreement.

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

The fourth critical accounting policy relates to the accounting of the Company's oil and gas activities.  The Company follows the full cost method of accounting for crude oil and natural gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

OVERVIEW

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation, was originally incorporated on January 19, 1988.  The Company went through several previous unrelated transactions involving other businesses that have subsequently been divested.  A further subsequent restructure of the Company on June 15, 2005 resulted in the name change to Platina Energy Group, Inc.  As part of this restructure, the Company acquired technology representation rights and certain marketing licenses to a proprietary thermal pulsing pump which will be utilized in the oil and gas industry.

Subsequent to this endeavor with the TPU (Thermal Pulse Unit) technology, the Company initiated efforts in seeking possible acquisitions of oil and gas properties that in management's opinion would provide revenue and profit generating opportunities.  Pursuant to management's goal of acquiring said properties, management identified several potential candidates and on October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for an option to acquire certain oil and gas leases located in the Palo Duro Basin in Lloyd and Briscoe Counties, Texas.

On October 27, 2006, the Company entered into an agreement to purchase an oil and gas lease for fifty-five (55) drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee (said lease prospects are contained in the P Hawkins Gas Project).  An engineering report produced by an independent Petroleum Engineer states that the production in the P Hawkins Gas Project area comes from the Devonian Black Shale.  The report further sates that most of the larger gas companies in America grew to their existing levels by producing gas from this formation including Companies such as Columbia, Equitable, United States Steel, KY ~ West Virginia and Wiser.  In consideration for the assets purchased, the Company agreed to issue 22,500 shares of its Series B Preferred Stock to seller. The closing of the transaction was January 8, 2007.

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001

RESULTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

Revenues for the years ended March 31, 2007 and 2006 were $18,200 and $4,900, respectively.  The revenue during the year ended March 31, 2007 was derived from the jv / leasing arrangement of the Company's  thermal pulsing pump for $3,600 per month beginning in November 2006.  The revenues during the year ended March 31, 2006 were also derived from the utilization of the thermal pump.

OPERATING EXPENSES

General and administrative expenses for the year ended March 31, 2007 totaled $312,724, which primarily consisted of salaries and related costs to non-officers totaling $58,667, accrued compensation to its officers totaling $72,000, accounting and legal fees of $62,306, depreciation and amortization of $58,349, office rent of $6,486, and other general and administrative expenses totaling $54,916.

Consulting fees, non-cash consisted of the issuance of a total of 20,000 shares of the Company's Series B Preferred Shares and 2,000,000 shares of the Company's common stock in consideration for various services valued at $523,375 of which $337,804 has been expensed and $185,571 has been classified as a prepaid expense at March 31, 2007.  These services included business development and professional fees.  In addition, the Company recognized $13,940 in compensation expense on the issuance of 200,000 options to a consultant during the year ended March 31, 2007.

Expenses related to research and development costs for the Thermal Pump for the year ended March 31, 2006 totaled $143,090.

General and administrative expenses for the prior year ended March 31, 2006 of $417,330 consisted of accrued compensation to its officers totaling $107,000, amortization expense of $49.643. Professional consulting expense of $64,557 of which $25,200 was paid through the issuance of 110,000 shares of the Company's common stock, other professional fees of $60,896, rent expense of $20,339, and office salaries of $43,227.

Interest charged to operations for the years ended March 31, 2007 and 2006 amounted to $195,577 and $45,291, respectively.   The $195,577 of interest charged to operation for the year ended March 31, 2007 included $136,660 relating to the modification of the terms of the Company's convertible note obligations (See Note 5 to the accompanying financial statements) and accrued interest on the Company's interesting bearing obligations totaling $58,917.  For the year ended March 31, 2007, the $45,291 pertains to accrued interest on the Company's interesting bearing obligations.

During the year ended March 31, 2007, the Company issued a total of 2,900,300 shares of its common stock in consideration for the cancellation of debt to Note holders in the amount of $39,415. The aggregate value based on the quoted stock price at the time for the shares were issued was $349,027 ; accordingly, the Company recorded a $309,612 loss on settlement of this debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had nominal current assets that consisted of $267 in cash and prepaid expenses of $188,277, which was derived from the issuance of the Company common stock for services to be rendered.  The Company also had oil and gas leases and options with a book value of $514,288, equipment with a net book value of $48,057, and licensing rights of $248,214, net of amortization.  Total assets at March 31, 2007 amounted to $999,103.

As of March 31, 2007, the Company had current liabilities of $1,149,751 and had no long-term liabilities.

As of March 31, 2006, the Company had current assets of $6,200, consisting solely of cash and cash equivalents.  The Company also had equipment with a net book value of $49,331, deposits of $1,312 and licensing rights totaling $297,857.  Total assets at March 31 2006 were $354,700.

As of March 31, 2007, the Company had current liabilities of $709,994 and long-term debt of $214,963.

During the year ended March 31, 2007, the Company received $61,250 through the sale of 1,225,000 shares of the Company's rule 144 common stock, $25,000 through the sale of an interest in its oil and gas properties, received $50,000 in borrowings and $82,500 in advances from its President.  During the same period, the Company paid $160,161 in its operations, purchased equipment totaling $7,432, made $55,590 in payments on its oil and gas ventures, and repaid $1,500 to the Company's President.

During the year ended March 31, 2006, the Company received a total of $295,000 through the sale of 2,075,000 shares of the Company's rule 144 common stock and $133,000 in advances from its President and his wholly owned corporation.  During the same period, the Company paid $290,663 in its operations, purchased equipment totaling $56,764; paid $21,450 in costs associated with its private offerings, and made loan repayments to related parties of $67,000.

With respect to the financial condition beyond fiscal year ending March 31, 2007, the Company will need access to additional funding to meet operating requirements based on its current state of affairs as of the date of this audit, March 31, 2007.  Access to funding may come from joint venture opportunities, debt, stock placement or sale of assets. Revenues for fiscal year ending March 31, 2007 were $18,200 and thus, expenses exceeded revenues.  Accordingly, the Company does not expect to be able to fund operations from internally generated funds until such time as its new E & P (exploration and production) business strategy can be funded and implemented.  As of the date of this audit the Company had no material commitments for any additional financing.  As a subsequent event, on May 14th, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming Corporation to fund the development of its Young County prospect.  Pursuant to the agreement, Zone is granted an exclusive participation for the Young County prospect as long as Zone continues to fund the development of thirty-five (35) wells over an eighteen 18 month period.  Platina has no other funding commitments at the time of this filing and there can be no assurance that any such commitments in the future would be obtained on favorable terms, if at all.

PLAN OF OPERATION

The Company has previously maintained its operations from the sale of rule 144 stock and advances from related and unrelated parties.  The Company plans to provide for its future financing needs via strategic joint venture alliances.  Over the next twelve (12) months the Company plans to devote significant effort to these joint venture alliances as well as other potential avenues to extinguish debt and have access to strategic capital pools.

Although management is cautiously optimistic about its progress for resolutions to its financing needs, based on certain subsequent events to this audit, no assurances can be made that its strategic alliances or joint venture partners will continue with their funding commitments to the Company.  Adverse market conditions, reductions in natural energy prices and limited access to the capital markets can also adversely impact the Company and its progress as a going concern.

In the event of any equity or capital raise or share exchange for debt, dilution may occur to stockholders; and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could further restrict operations or finances.  If the Company is unable to obtain additional financing as strategically needed, it may be required to reduce the scope of operations for anticipated expansion, which could have a material adverse effect on business, results of operations and financial condition.

KNOWN RISKS AND TRENDS SEASONALITY

The Company does not expect to be sensitive to seasonal fluctuation.  The Company is however, affected by fluctuations in crude oil and natural gas pricing, as well as the pricing of competitive technologies.  Risks include the potential for the development of displacement technologies which may be considered a better or more feasible solution for oil and gas recovery.  Risks associated with oil and gas recovery, drilling and exploration are many.  These would include: price fluctuations; drilling rig access because of demand; contractor problems; logistical complications; and more.

LIABILITY FOR THE COMPANY'S SERVICES

Liability issues affecting the Company would be similar to those in the oil and gas service industry (see "Government Regulations and Legal uncertainties") as well as those that might result in expanded distribution of its access to recovery technology which may also have set backs or complications currently unknown.

ITEM 7. FINANCIAL STATEMENTS

PLATINA ENERGY GROUP, INC.
FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007 AND 2006
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets -	F-2
As of March 31, 2007

Consolidated Statements of Operations -	F-3
Years Ended March 31, 2007 and for the Period Jan. 9 to March 25, 2007

Consolidated Statements of Shareholders’ Equity -	F-4
Years Ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows -	F-5, F-6, F-7
Years Ended March 31, 2007 and for the Period Jan. 9 to March 25, 2007

Notes to Consolidated Financial Statements	16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Platina Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Platina Energy Group, Inc. (the "Company") as of March 31, 2007, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platina Energy Group, Inc. as of March 31, 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JONATHON P. REUBEN, CPA
JONATHON P. REUBEN, CPA
AN ACCOUNTANCY CORPORATION

Torrance, California
July 13, 2007

Unassociated Document

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET

March 31, 2007

ASSETS

Current assets:
Cash	$267
Prepaid expense	188,277
Total Current assets	188,544

Property & equipment :
Oil and gas properties, full cost method of accounting:
Unproven	514,288
Other property and equipment	48,057

Other assets
Intangible asset subject to amortization	248,214

$999,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	87,908
Accrued compensation due officers	347,000
Notes payable to related parties	288,211
Notes payable - other	426,632
Total current liabilities	1,149,751

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized 70,000 shares designated Series A, no shares issued and outstanding. Aggregate liquidation preference of $0. One share of Series A preferred is convertible into ten shares of common stock.	-
Preferred stock, 100,000 shares designated Series B, 77,500 shares issued and outstanding. Aggregate liquidation value preference of $7,750 One share of Series B preferred is convertible into 100 shares of common stock.	78
Preferred stock, 10,000 shares designated Series C and 3,600 shares issued and outstanding at December 31, 2006. Aggregate liquidation value preference of $360 One share of Series C preferred is convertible into100 shares of common stock.	4
Common stock; $0.001 par value; 100,000,000 shares authorized; 23,580,031 shares issued and outstanding.	23,580
Additional paid in capital	7,459,200
Accumulated deficit	(6,899,880)
Deficit accumulated during the exploratory stage	(733,630)
Total stockholders' deficit	(150,648)

$999,103

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,		From January 9, 2007 through March 31,
	2007	2006	2007

Net Revenue	$18,200	$4,900	$10,800

Operating Expenses
Testing costs associated with Thermal Pump	-	143,090	-
General and administrative expenses	312,724	417,330	107,668
Consulting fees, non-cash	351,744	-	201,744
	650,528	560,420	295,472

Loss from Operations	(632,328)	(555,520)	(284,672)

Other Income (Expense)
Interest expense	(195,577)	(45,291)	(153,418)
Loss on settlement of debt	(309,612)	-	(281,600)
	(505,189)	(45,291)	(435,018)

Net Loss	$(1,151,457)	$(600,811)	$(733,630)

Per Share Data
Basic loss per share	$(0.06)	$(0.04)

Weighted average common shares outstanding	18,822,608	16,867,608

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

	Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Common Shares		Additional Paid-in	Accumulated	Deficit Accumulated During the Exploratory
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance, March 31, 2005	10,000	$10	20,000	$20	3,800	$4	12,711,731	$12,712	$5,492,730	$(5,881,242)	-	(375,766)

Issuance of shares for cash	-	-	-	-	-	-	2,075,000	2,075	292,925	-	-	295,000
Issuance of shares in consideration for
licensing rights	-	-	-	-	-	-	3,000,000	3,000	94,500	-	-	97,500
Shares converted	(10,000)	(10)	-	-	-	-	100,000	100	(90)	-	-	-
Shares converted	-	-	-	-	(3,800)	(4)	380,000	380	(376)	-	-	-
Issuance of shares for cancellation
of debt	-	-	-	-	-	-	53,000	53	10,017	-	-	10,070
Issuance of shares for services	-	-	-	-	-	-	110,000	110	25,090	-	-	25,200
Offering costs	-	-	-	-	-	-	-	-	(21,450)	-	-	(21,450)
Net loss	-	-	-	-	-	-	-	-	-	(600,811)	-	(600,811)

Balance, March 31, 2006	-	-	20,000	20	-	-	18,429,731	18,430	7,459,200	(6,482,053)	-	(570,257)

Issuance of shares for services	-	-	20,000	20	-	-	2,000,000	2,000	521,355	-	-	523,375
Issuance of shares for interest in oil properties	-	-	47,500	48	3,600	4	-	-	483,647	-	-	483,699
Shares converted	-	-	(10,000)	(10)	-	-	1,000,000	1,000	(990)	-	-	-
Issuance of shares for cash	-	-	-	-	-	-	1,225,000	1,225	60,025	-	-	61,250
Issuance of shares for conversion of debt	-	-	-	-	-	-	2,900,300	2,900	346,127	-	-	349,027
Issuance of shares for debt extension							50,000	50	4,950			5,000
Cancellation of shares	-	-	-	-	-	-	(2,025,000)	(2,025)	2,025	-	-	-
Valuation of conversion feature on notes payable	-	-	-	-	-	-	-	-	134,775	-	-	134,775
Options granted to consultant	-	-	-	-	-	-	-	-	13,940			13,940
Net loss	-	-	-	-	-	-	-	-	-	(417,827)	(719,690)	(1,151,457)

Balance, March 31, 2007	-	$-	77,500	$78	3,600	$4	23,580,031	$23,580	$7,459,200	$(6,899,880)	(719,690)	(150,648)

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,		From January 9, 2007 through March 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net Loss	$(1,151,457)	$(600,811)	$(733,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	49,643	49,643	12,411
Depreciation expense	8,706	7,433	2,353
Loss on settlement of debt	309,612	-	281,600
Value of conversion feature	134,776	-	134,776
Compensation on option grant	13,940	-	13,940
Common stock issued for services	337,804	25,200	187,804
Changes in assets:
Prepaid expenses	2,294	-	2,294
Deposits	1,312	(1,312)	-
Changes in liabilities
Increase (decrease) in accounts payable and accrued expenses	2,703	77,406	51,970
Increase in accrued compensation due related parties	72,000	107,000	-
Increase in short-term borrowings	58,506	44,778	16,348

Net cash used in operating activities	(160,161)	(290,663)	(30,134)

Cash Flows from Investing Activities
Proceeds from sale of interest in oil and gas properties	25,000	-	25,000
Acquisition of oil and gas properties	(55,590)	-	(55,590)
Purchase of equipment	(7,432)	(56,764)	-

Net cash used in investing activities	(38,022)	(56,764)	(30,590)

Cash Flows from Financing Activities
Proceeds from sale of common stock	61,250	295,000	-
Offering costs	-	(21,450)	-
Proceeds from issuance of debt	50,000	-	50,000
Repayment of debt	-	(10,000)
Advances from related parties	82,500	133,000	11,000
Repayment of related party advances	(1,500)	(67,000)	-

Net cash provided by financing activities	192,250	329,550	61,000

Net Increase (Decrease) in Cash and Cash Equivalents	(5,933)	(17,877)	276

Cash and Cash Equivalents - Beginning of Period	6,200	24,077	-

Cash and Cash Equivalents - End of Period	$267	$6,200	$276

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,		From January 9, 2007 through March 31,
	2007	2006	2007

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$-	$-	$-
Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Information:

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the representation and marketing of a certain thermal pulse pump in the oil and gas industry.  In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note.  Of the 2,250,000 shares issued, 2,025,000 shares were returned in April 2006, pursuant to a settlement agreement with the Company and Permian Energy Services LP.  In addition, the Company issued a consultant 750,000 in connection with the asset purchase.  The Company did not assign any value to the 2,250,000 shares due to the fact that the issuance of these shares had no commercial substance.  The Company assigned the value of 750,000 shares at the market price on the effective date of the asset purchase of $97,500. Therefore the license was valued at $347,500 ($250,000 obligation under the Note and the fair value of the 750,000 shares of $97,500 - see Note 3 to the accompanying financial statements).

On May 30, 2005, a Note holder converted $10,070 of indebtedness due him by the Company into 53,000 shares of the Company’s common stock.

On June 23, 2005, a preferred stockholder converted 10,000 shares of Series A preferred stock into 100,000 shares of the Company's common stock.

On June 23, 2005, a preferred stockholder converted 3,800 shares of Series C preferred stock into 380,000 shares of the Company's common stock.

As discussed above, in April 2006, the Company entered into a settlement agreement with Permian Energy Group LP under which 2,025,000 shares of the Company's common stock were returned to the Company for cancellation and paid the LP $53,823 of which $38,923 was charged against the balance owed the LP for past services and $14,900 was charged to operations.  The Company also agreed to assign the remaining balance of the Obligation due the LP ($227,640, including accrued interest) to a corporation that was wholly owned by the Company's President at the time of the transaction (See Notes 3 and 5 to the accompanying financial statements).

In September 2006, 5,000 shares of the Company's Class B Preferred Shares were converted into 500,000 shares of the Company's common stock.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-Cash Financing and Investing Information:

In October 2006, a Note holder converted $35,015 of indebtedness due him by the Company into 700,300 shares of the Company’s common stock.  The Company recognized a $28,012 loss on the conversion.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas.  The option was valued at $32,400 and was extended through the payment of $54,000 in January 2007.

In November 2006, the Company issued 1,250,000 shares of its rule 144 common stock in consideration for investment relations services. The services were valued at $150,000 based on the market value of the shares on the date of issuance.

In January 2007, the Company issued 22,500 shares of its Series B Preferred Stock in consideration for the acquisition of certain oil and gas leases. The shares were valued at $213,773 based upon the market price of the underlying common shares at date of issuance.

In January 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases. The shares were valued at $237,525 based upon the market price of the underlying common shares at date of issuance.

In January 2007, the Company issued 50,000 shares of its rule 144 common stock in consideration for extending the due date on a note payable.

In February 2007, the Company issued 750,000 shares of its rule 144 common stock in consideration for consulting and professional services. The services were valued at $93,375, which was based on the market value of the shares on date of issuance.

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in payment of a consulting agreement. The shares were valued at $280,000 based upon the market price of the underlying common shares on date of issuance.

In March 2007, as part of a complex settlement agreement, the Company issued 2,350,000 shares of its common stock with a five (5) year sale restriction in exchange for the cancellation of $4,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $281,600 on the conversion.

 In March 2007, the Company cancelled 5,000 shares of its Series B Preferred Stock in exchange for the issuance of 500,000 shares of its common stock.

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation and Organization

Organization, History and Business

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation, was originally incorporated on January 19, 1988.  The Company went through several previous unrelated transactions involving other businesses that have subsequently been divested.  A further subsequent restructure of the Company on June 25, 2005 resulted in the name change to Platina Energy Group, Inc. with business focus on the oil and gas sector.

The Company is in the exploration stage, as defined in the Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", with its principal activity being the exploration and development of oil and gas properties.

On March 30, 2005, the Company formed a wholly owned subsidiary, Permian Energy International, Inc., a Nevada Corporation to acquire certain rights for enhanced oil recovery and reduction of paraffin build up through a thermal pulsing pump device.  On April 6, 2005, the Company completed its acquisitions of rights and licenses from Permian Energy Services, LP in connection with certain rights including the representation and marketing of a proprietary thermal pulsing pump in the oil and gas industry.  The assets acquired from the LP were transferred into Permian Energy International.  The thermal pulse unit, ("TPU"), was engineered to create a new recovery pump for oil particularly in fields with heavy paraffin problems. As a by-product of the process for specific field applications, the need for down-hole or pump jacks can be eliminated. Also, flow rates of oil from viscosity changes due to heat and pressure changes can be substantially increased. The Company is currently under a jv / lease arrangement during the R&D phase where it receives $3,600 per month.

On January 5, 2007, the Company formed Appalachian Energy Corp. a Nevada Corporation ("Appalachian").  Appalachian was formed as a wholly owned subsidiary to acquire oil and gas properties for exploration and development (See Note 4 to the accompanying financial statements).

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company has accumulated operating losses since its inception (January 19, 1988). In addition, the Company has used ongoing working capital in its operations.  At March 31, 2007 liabilities exceeded current assets by approximately $961,000, and the Company has an accumulated deficit of approximately $7,600,000.

In view of current matters, the continuation of the Company's operations is dependent on funds provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debentures.  Management has purchased certain rights and licenses from Permian Energy Services LP ("Permian"), a related party (see Notes 3 & 5 to the accompanying financial statements), in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry.  Further, the Company has entered into a drilling program with an unrelated third party who has agreed to fund the drilling of several wells under a turnkey agreement that Management believes will be profitable for the Company.  Management believes that these sources of funds will allow the Company to continue as a going concern through 2008. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations. In light of these circumstances, substantial doubt exists about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

 Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiaries, Appalachian Energy Corporation and Permian Energy International, Inc. Inter-Company transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

For purposes of the statements of cash flows; the Company considers cash equivalents to include highly liquid investments with original maturities of three months or less.

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

The Company's equipment consists of a TPU device which is being depreciated over its estimated useful life of 7 years on the straight-line method.

Oil and Gas Properties

The Company follows the full cost method of accounting for crude oil and natural gas properties.  Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized.  Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2007, the Company did not deem any of its long-term assets to be impaired.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

In September 2006, the Company entered into an agreement to joint venture its thermal pulsing pump (TPU) for one year at $3,600 per month. Pursuant to the jv/lease agreement, the Company received an advance payment of $7,400 and was required to make certain engineering modifications to the pump's vessel. As of March 31, 2007, the Company incurred $7,432 in costs associated in the vessel upgrade. The upgrade was completed in October 2006 and the $7,432 is included in the cost basis of the TPU. The jv/lease commenced in November 2006. The costs of the vessel upgrades are being depreciated over the pump's remaining expected useful life of approximately 6 years. The Company had not generated any income from its oil and gas ventures as of the date of this audit, March 31, 2007.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, than this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF and the Company will amortize the discount to interest expense over the life of the debt using the effective interest method.  In the modification of the terms of its convertible debt, the Company determined a BCF of $134,775 that was fully expensed during the year ended March 31, 2007 as the due date of the underlying debentures had expired at the time the BCF was created.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that the asset will not be realized through future operations.

The Company has total net operating tax loss carry forwards at March 31, 2007 of approximately $7,100,000 for federal income tax purposes.  These net operating losses have generated a deferred tax asset of approximately $2,400,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2027 for federal tax purposes.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment" and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. In March 2007, the Company granted 3,200,000 options to its employee, management, and a Note holder under its 2005 Stock Option Plan (See Note 7 to the accompanying financial statements).

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 29,256,060 and 19,474,046 for the years ended March 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to the short-term nature of the instruments.

Reclassification

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncements

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 3. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP, a related party, in connection with certain technological representation and marketing rights of a proprietary thermal pulse pump in the oil and gas industry.  In consideration for the assets purchased, the Company originally agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%.  Under the terms of the Note, accrued interest would have been due one year from the date of the Note and all principal and additional accrued interest would have been due two years from the date of the Note.  Throughout the first portion of fiscal 2006, Permian Energy International was in dispute with the prior President of Permian International, Inc. relative to certain amounts allegedly due to him.  The Company valued the intangible assets purchased at $347,500, which consisted of the $250,000 obligation plus the fair value of the 750,000 shares issued to a consultant in connection with the acquisition. The Company valued the shares issued as of April 6, 2005 (See Note 5 to the accompanying financial statements).

In April 2006, the Company entered into a satisfactory settlement agreement with Permian Energy Services L.P. and Robert Clark ("Clark"), the former president of Permian Energy International Inc.  Under the terms of the settlement agreement, the Company agreed to dismiss its action against Clark. The Company has also agreed to pay Clark $53,823 in exchange for Clark returning the 2,025,000 shares it received under the April 6, 2005 asset purchase agreement and canceling the $214,963 obligation due it.

In order to bring the negotiations with Clark to a successful conclusion, Wyoming Energy Corp. had to return to Permian Energy Services LP, its 10% ownership interest in the LP. In consideration for the loss of Wyoming's interest in the LP, the Company transferred its obligation in favor of the LP to Wyoming under the same terms and conditions.  At the time of the transaction, Wyoming Energy Corp. was wholly-owned by the Company's president, but was subsequently sold to an unrelated third party in March 2007.

Clark also agreed not to engage in the business of providing downhole oil or gas well stimulation as referenced and defined in the PES-BI-Comp agreement, which was assigned to the Company by Clark in April 2005 pursuant to the Asset Purchase Agreement for a period of three years.

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $49,643 in each of the years ended March 31, 2007 and 2006.

Estimated amortization expense is as follows:

Year Ending December 31,
2008	$49,643
2009	$49,643
2010	$49,643
2011	$49,643
2012	$12,410
Total	$248,214

 Note 4. Property and equipment

Oil and gas properties

In October 2006, the Company issued 3,600 shares of its Class C convertible preferred stock in exchange for an option to acquire certain oil and gas leases located in the Palo Duro Basin situated on 3,600 acres in Floyd County, Texas.  The option was to expire in January 2007, but the Company paid $54,000 to extend the option period. The 3,600 shares of Class C preferred stock were valued at $32,400 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.

Further in April 2007, the Company issued 12,464 shares of its Series B Preferred Stock to extend the option through August 1, 2007.

In January 2007, the company issued 22,500 shares of its Series B Preferred Stock to Tri Global Holdings, LLC for the purchase of oil and gas leases to fifty-five (55) drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee.  The 22,500 shares were valued at $213,773, based on the market price of the Company's underlying common stock on the date of acquisition. Each share of Series B Preferred is convertible into 100 shares of the Company's common stock.

In February 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of oil and gas leases and options comprising of approximately 20,000 acres located in Palo Duro Basin, Texas and oil and gas leases located on 372 acres in Young Texas.  The 25,000 shares were valued at $237,525, based on the market price of the Company's underlying common stock on the date of acquisition.

Equipment

The following is a summary of property and equipment at March 31, 2007:

Thermal pulse pump	$64,196
Less accumulated depreciation	(16,139)

$48,057

Depreciation charged to operations was $8,706 and $7,433, for the years ended March 31, 2007, and 2006, respectively.

 Note 5. Notes Payable - Other

Wyoming Energy Corp.

As discussed in Note 3, Wyoming Energy Corp, a corporation previously owned by the Company's President, returned its 10% interest in Permian Energy Services LLC in order to bring the settlement with Permian to a successful conclusion.  In consideration for the loss of Wyoming's interest in the LLC, the Company transferred its obligation to Permian to Wyoming under the same terms and conditions.

Under the terms of the Note, accrued interest and the Note were due one year from the date of the Note.  All principal and additional accrued interest was due two years from the date of the Note, April 5, 2007.  Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2007 and 2006 totaled $13,969 and $12,677, respectively. The total balance of this obligation at March 31, 2007 is $241,609.  The due date of this obligation including accrued interest has been extended to September 1, 2007.

Convertible Debt

In October 2006, a Noteholder elected to convert his Note with a balance of $35,015 into 700,300 shares of the Company's common stock.  The Company recognized a loss of $28,012 on the conversion.

On March 14, 2007, convertible debentures totaling $137,556 were sold by four Noteholders ("Assignors") of the Company to third party assignee(s) represented by counsel ("Assignee").  Under the terms of the sale, and as part of a complex settlement agreement, the Company agreed to modify the conversion feature of the Notes.  Under the modified terms, the Assignee has the right, upon three (3) days written notice to the Company, to convert any unpaid principal and accrued interest due each Note into the Company's common stock at a rate of $0.002 per share for the first 4,000,000 shares and thereafter $0.003 per share, except the last 4,000,000 shares will be at the rate of $0.004 per share; provided, however, the Assignee can only convert after the respective Assignor has been fully paid for that portion of the Note that the Assignee is requesting to convert.  The terms further provide that no Note shall be converted at any time by the Assignee if it would result in the Assignee beneficially owning more than 9.99% of the common stock of the Company at the time of such conversion and that no Note or portion thereof can be converted at any time that the Fair Market Value of the common stock of the Company is less than nine cents ($0.09) per share without the prior written consent of the Board of Directors of the Company. In addition, the converted shares can not be sold by the Assignee(s) represented by legal counsel into the US Market for a period of five (5) years from the date of the Assignment.  In March 2007, the Company issued 2,200,000 shares of its five (5) year sale restricted common stock in exchange for canceling $4,400 of indebtedness.  The Company recognized a loss of $281,600 on the conversion.  The Company determined that the modification of the conversion features created a beneficial conversion feature ("BCF") totaling $134,775 which was charged to interest expense during the year ended March 31, 2007.

The balance of the four convertible debentures at March 31, 2007 totaled $133,955, including accrued interest.  The Notes are assessed interest at annual rates of 10% and 12% and are evidenced by four separate promissory Notes.  Interest charged to operations on these five obligations during the years ended March 31, 2007 and 2006 totaled $17,594 and $16,618, respectively.  The due dates on these Notes have matured and are in default.

Note Payable - Other

In January 2007, the Company borrowed $50,000 from a minority shareholder.  The loan is evidenced by a promissory note and is unsecured and is assessed interest at an annual rate 10%.  As additional consideration, the Company issued the lender 50,000 shares of its rule 144 common stock valued at $5,000.  The value was based upon the market value of the 50,000 shares on the date of issuance.  The $5,000 is considered a loan fee and is being amortized to interest expense over the life of the Note.  The Note and accrued interest had an original due date of July 1, 2007, but was extended through September 14, 2007 in consideration for the issuance of an additional 50,000 shares of common stock in June 2007. The balance of this Note including accrued interest at March 31, 2007 was $51,068.  Interest charged to operations on this Note amounted to $1,068.

 Note 6. Due to Related Parties

As of March 31, 2007, the Company owed its President, Blair Merriam, a total of $288,211 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the years ended March 31, 2007 and 2006 on these loans totaled $25,875 and $15,483, respectively In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty (30) day trading period prior to the written notice of conversion.

 Note 7. Shareholders' Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

In January 2007, the Company issued 22,500 shares of its Series B Preferred Stock in consideration for certain oil and gas leases and options (see Note 4 to the accompanying financial statements).

In January 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases and options (see Note 4 to the accompanying financial statements).

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in consideration for consulting services valued at $280,000.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas. (See Note 4 to the accompanying financial statements).

In March 2007, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's rule 144 common stock.

Common Stock

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3 to the accompanying financial statements). These shares were subsequently cancelled by the Company.  The Company subsequently canceled these shares.

In October 2006, the Company issued a total of 700,300 shares of its rule 144 common stock in payment of debt to a Note holder in the amount of $35,015 (see Note 4 to the accompanying financial statements).  The aggregate fair value of the shares issued was $63,027; accordingly, the Company recorded a $28,012 loss on settlement of debt.

In November 2006, the Company issued a total of 1,250,000 shares of its rule 144 common stock in consideration for investor relations services.

In January 2007, the Company issued 50,000 shares of its rule 144 common stock as additional consideration on a $50,000 loan.   The transaction was valued at $5,000 based on the then current market price of the stock. (See Note 5 to the accompanying financial statements).

In February 2007, the Company issued 750,000 shares of its rule 144 common stock in consideration for consulting agreement and Professional Services valued at $93,375 based upon the market price of shares on date of issuance.

In March 2007, as part of a complex settlement agreement, the Company issued 2,200,000 shares of its five (5) year sale restricted common stock in consideration for the cancellation of $4,400 of indebtedness (See Note 5 to the accompanying financial statements).  The aggregate fair value of the shares issued was $286,000; accordingly, the Company recorded a $281,600 loss on settlement of debt.

Stock Warrants

At March 31, 2007, there were total warrants outstanding to purchase 1,425,000 shares of rule 144 common stock at $0.50, and 1,425,000 shares of common stock at $1.00.  There were no warrants issued during the year ended March 31, 2007. The expiration date of the warrants was extended to July 31, 2007.

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

On March 28, 2007, the Company granted stock options for a total of 3,000,000 common shares. The options were issued to its management and its employee under its 2005 Stock Option Plan. The options are exercisable any time through March 27, 2012 at a price of $.09 per share. The agreements limit the amount of shares exercised per holder in any year to $100,000. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 139%.  Compensation to be recognized on the above option grants will be $215,500, which will be charged to operations over the next five years.

In addition, on March 28, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $10 per share, The option expire on March 27, 2010. The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.49%, a dividend yield of 0% and volatility of 139%.  Compensation recognized on the above option grant was $13,940 which was charged to operations at March 31, 2007.

In addition, the Company had additional outstanding stock options granted to its management to purchase 3,525,000 rule 144 shares of the Company's common stock at a price of $.15 per share.  These options expired in April 2007.

As of March 31, 2007, the Company had outstanding stock options granted to its management to purchase 3,525,000 rule 144 shares of the Company's common stock at a price of $.15 per share.  The options expired in April 2007.

Option activity for the year ended March 31, 2007 is as follows:	Options Outstanding	Weighted Average Exercise Price
Balance - March 31, 2006	3,525,000	$ 0.15
Options issued	3,200,000	$ 0.09
Options cancelled	--	0

Balance - March 31, 2007	6,725,000	$ 0.12

 Note 8. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock.  As of March 31, 2007, the 6,725,000 stock options outstanding were all issued to related parties (see Note 7 to the accompanying financial statements).

Noncash Transactions

For the years ended March 31, 2007 and 2006, the Company accrued $72,000 and $107,000, respectively, for compensation due its officers for services rendered.  The balances due to these officers at March 31, 2007 totaled $347,000.

 Note 9. Commitments and Contingencies

Operating Leases

The Company leases its Cheyenne office on a month-to-month basis, payable in monthly installments of $340 per month, beginning November 15, 2006.  Rent expense for years ended March 31, 2007 and 2006 was $6,486 and $20,339, respectively.

Share Issuances

In connections with agreements with two consultants, the Company agreed to grant them piggyback rights relating to the registration of their shares which were originally issued under rule 144.  The Company agreed to provide certain anti-dilution rights to one consultant who received 1,250,000 shares of common stock in November 2006.

Note 10. Subsequent Events

On April 2, 2007, as part of a complex settlement agreement, 2,200,000 shares of the Company's five (5) year sale restricted common stock were issued in exchange for the cancellation of $4,800 of indebtedness (See Note 5 to the accompanying financial statements).

On April 2, 2007, as part of a complex settlement agreement, 1,266,667 shares of the Company's five (5) year sale restricted common stock were issued in exchange for the cancellation of $3,800 of indebtedness (See Note 5 to the accompanying financial statements).

On April 15, 2007, the Company issued 1,400,000 shares of its rule 144 common stock in consideration for consulting and professional services.

On April 18, 2007, the Company issued 12,464 of its Series B Preferred Stock in consideration to extend the option to acquire certain oil and gas leases in the Palo Duro Basin (See Note 4 to the accompanying financial statements).

On May 14, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming corporation to fund the development of its Young County prospect.  Pursuant to the agreement, Zone was granted an exclusive for the Young County prospect as long as Zone continues to fund the development of thirty-five 35 wells over an 18 month period based on a turnkey agreement of $50,000 per well.  As discussed below, on July 1,2007. the Company acquired the remaining balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC.  The under the agreement with Zone Petroleum, Zone will receive a 75% working interest to Zone with Platina retaining a 25% working interest. Under the agreement, the Company will receive an operating fee of 10% to 15%, subject to finalization.

On May 30, 2007, as part of a complex settlement agreement, 1,833,333 shares of the Company's five (5) year sale restricted common stock were issued in exchange for the cancellation of $5,500 of indebtedness (See Note 5 to the accompanying financial statements).

On June 5, 2007, the Company issued 50,000 of its common stock to a Note holder in consideration for the extension of the due date of the Note to September 14, 2007.

On June 5, 2007, the Company issued 1,000,000 shares of its common stock in consideration for consulting and analysis services.

On June 7, 2007, the Company acquired certain oil and gas leases in exchange for issuing 6,500 shares of its Series B Preferred Shares.

On June 7, 2007, the Company acquired additional oil and gas leases and related options in the Palo Duro Basin, in exchange for issuing 61,091 shares of its Series A Preferred Shares.

On June 7, 2007, as part of a complex settlement agreement, 2,200,000 shares of the Company's five (5) year sale restricted common stock was issued in exchange for the cancellation of $4,400 of indebtedness (See Note 5 to the accompanying financial statements).

On June 7, 2007, the Company formed Platina Exploration Corporation, a wholly owned subsidiary which will be used in the Company's oil and gas ventures.  This subsidiary headed by Chip Langston will be focusing its efforts on acquisitions of producing oil and gas assets.

On June 8, 2007, as part of a complex settlement agreement, 2,200,000 shares of the Company's five (5) year sale restricted common stock was issued in exchange for the cancellation of $4,400 of indebtedness. (See Note 5 to the accompanying financial statements).

On June 11, 2007, as part of a complex settlement agreement, 2,200,000 shares of the Company's five (5) year sale restricted common stock was issued in exchange for the cancellation of $4,400 of indebtedness. (See Note 5 to the accompanying financial statements).

On June 12, 2007, as part of a complex settlement agreement, 2,200,000 shares of the Company's five (5) year sale restricted common stock was issued in exchange for the cancellation of $4,400 of indebtedness. (See Note 5 to the accompanying financial statements).

On June 11, 2007, the Company issued 55,556 rule 144 shares at $0.45 per share for a private placement of $25,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES .
None.
ITEM 8A. CONTROLS AND PROCEDURES
Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, the Company's principal executive officer and the Company's principal financial officer concluded that the Company's disclosure controls and procedures were effective as the end of the period covered by this report.  There were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

These prior controls were related to minimal operations, with expenses being paid primarily through loans from the CEO of the Company and sales of unregistered securities.  These controls have been deemed to be inadequate going forward with expanded operations.  Management is establishing additional controls and formalizing its financial operations by establishing protocols and other necessary control procedures to assure compliance and the accuracy of the Company's financial reporting obligations.

ITEM 8B. OTHER INFORMATION
The Company is not aware of any information required to be reported on Form 8-K that has not been previously reported.
PART III
ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Pursuant to the Company's Certificate of Incorporation and its Bylaws, The members of the Board of Directors serve for one-year terms. The Company's directors and executive officers as of March 31, 2006 were:
EXECUTIVE OFFICERS

Name	Age	Position

Blair J. Merriam	49	CEO, President and Director

Daniel W. Thornton	46	Secretary, Vice President Business Development, Director

Section 16(a) Beneficial Ownership Reporting Compliance

The tables below set forth information, as of March 31, 2007 with respect to beneficial ownership of the Company's Common Stock and Series A, B and C Preferred Stock by each person known by the Company to be the beneficial owner of more than 5% of each class of its outstanding voting securities, by each director of the Company, by each executive officer and by all officers and directors of the Company as a group. Unless otherwise noted, each Shareholder has sole investment and voting power over the shares owned.  Shares of Series A, B and C Preferred Stock vote with the Common Stock on all matters.  Shares of Series A Preferred Stock has 10 votes.  Shares of Series B and C Preferred Stock has 100 votes.  The preferred stock amounts shown are reflective of voting rights.

Common and Preferred Stock	Amount and Nature of Beneficial Ownership		Percentage of Class
Blair J. Merriam (1) PO Box 3235 Cheyenne, WY 82003	Common	5,205,457 (1)	18.4%

Daniel W. Thornton (2) 4255 S. Bannock St. Englewood, CO 80110	Common	1,612,500 (2)	5.7%

All directors and executive officers as a group (2 persons)	Common Series A Series B Series C	6,817,957 0 0 0	24.1% 0% 0% 0%

(1) Includes 2,000,000 shares that may be acquired directly pursuant to the exercise of options.

(2) Includes 750,000 shares that may be acquired directly pursuant to the exercise of options.

ITEM 10. EXECUTIVE COMPENSATION

The following tables contain compensation data for the Chief Executive Officer and other named executive officers of the Company for the fiscal year ended March 31, 2007.

	Annual Compensation		Long Term Compensation
Name and Principal Position	Salary	Bonus	Other Annual Compensation	Awards/Options	All Other Compensation
Blair Merriam, CEO, President and Director (1)	0	0	0	0	$54,000 (1)

Daniel Thornton, Secretary and Director (2)	0	0	0	0	$18,000 (2)

1. Consists of accrued compensation of $54,000.

2. Consists of accrued compensation of $18,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The tables below set forth information, as of March 31, 2007, with respect to the number and percentage of outstanding shares of Company Common Stock and Series A, B and C Preferred Stock owned by (i) each person known to the Company to beneficially own more than 5% of each class of stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.  The following calculations are made according to the rules of the Securities and Exchange Commission. Share ownership is deemed to include all shares that may be acquired through the exercise or conversion of any other security immediately or within the next sixty days.  Such shares that may be so acquired are also deemed outstanding for purposes of calculating the percentage of ownership for that individual or any group of which that individual is a member.  Shares outstanding were determined as of March 31, 2007.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership
Blair J. Merriam (1) PO Box 3235 Cheyenne, WY 82003	Common	5,205,457 (1)	18.4%

Daniel W. Thornton (2) 4255 S. Bannock St. Englewood, CO 80110	Common	1,612,500 (2)	5.7%

All directors and executive officers as a group (2 persons)	Common Series A Series B Series C	6,817,957 0 0 0	24.1% 0% 0% 0%

(1) Includes 2,000,000 shares that may be acquired directly pursuant to the exercise of options.

(2) Includes 750,000 shares that may be acquired directly pursuant to the exercise of options.

Preferred Stock
As of March 31, 2007 there were no shares of preferred stock beneficially owned by directors or officers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Blair Merriam, the Company's CEO and Director has granted loans to the Company for the purpose of helping to meet basic expenses associated with legal, accounting and SEC filings.  During the fiscal year ended March 31, 2007 Mr. Blair Merriam advanced $82,500 to the company and was repaid during the year $1,500.  The advances Mr. Blair Merriam made to the Company bear interest at an annual rate of 12% and for the fiscal year ended March 31, 2007 the Company credited his loan balance for $25,875 in accrued interest.  The balance due to Mr. Merriam, including activity from prior years, was $288,211 as of March 31, 2007.

ITEM 13. EXHIBITS
INDEX TO EXHIBITS
Exhibit Number	Description

10.1	Loan Agreement with William Robotham.

10.2	Commercial Lease Agreement.

21	Significant Subsidiaries.

31.1	Rule 13a-15(e)/15d-15(e) Certification.

31.2	Section 1350 Certification.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For period ending:

3/31/06 - $20,879

3/31/07   $30,753

Audit Committee Pre-Approval Policy
the Company's Audit Committee has not pre-approved any type or amount of non-audit services by the independent accountants.

SIGNATURES
In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINA ENERGY GROUP, INC.

By	/s/ BLAIR J. MERRIAM
Blair J. Merriam
Chief Executive Officer