Form 10QSB
period 2007-06-30
PLATINA ENERGY GROUP INC.
filed 2007-08-20
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the period ended June 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
As of July 9, 2007 there were 40,185,587 shares of $.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PLATINA ENERGY GROUP, INC.
FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2007
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Financial Statements

Consolidated Balance Sheet -	F-1
As of June 30, 2007

Consolidated Statements of Operations -
For the Three and Six Months Ending June 30, 2007 and for the Period Jan. 9, 2007 through June 30, 2007	F-2

Consolidated Statements of Cash Flows -
For the Three and Six Months Ending June 30, 2007 and for the Period Jan. 9, 2007 through June 30, 2007	F-3

Notes to Consolidated Financial Statements	F-6

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30,
2007

ASSETS

Current assets
Prepaid expense	$298,392

Property & equipment
Oil and gas properties, full cost method of accounting:
Unproven	993,473
Other property and equipment	45,704

Other assets
Intangible asset subject to amortization	235,804

$1,573,373

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$611
Accounts payable and accrued expenses	90,582
Accrued compensation due officers	407,000
Notes payable to related parties	303,120
Notes payable - other	394,555
Total current liabilities	1,195,868

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized 70,000 shares designated Series A, no shares issued and outstanding. Aggregate liquidation preference of $0. One share of Series A preferred is convertible into ten shares of common stock.	61

Preferred stock, 100,000 shares designated Series B, 96,464 shares issued and outstanding. Aggregate liquidation value preference of $9,646, One share of Series B preferred is convertible into 100 shares of common stock.	96

Preferred stock, 10,000 shares designated Series C. 3,600 shares issued and outstanding at December 31, 2006. Aggregate liquidation value preference of $360. One share of Series C preferred is convertible into 100 shares of common stock.	4
Common stock; $0.001 par value; 100,000,000 shares authorized; 40,185,587 shares issued and outstanding.	40,186
Additional paid in capital	11,668,846
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(4,417,868)
Total stockholders' deficit	377,505

$1,573,373

The accompanying notes are an integral part of these financial statements
F-1

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			From
	Three Months Ended		January 9, 2007
	June 30,	June 30,	through
	2007	2006	June 30, 2007

Net Revenue	$7,200	$-	$18,000

Operating Expenses
General and administrative expenses	140,951	84,210	248,619
Consulting fees, non-cash	302,095	-	489,899
Non-cash compensation - option grants	10,775	-	10,775
	453,821	84,210	749,293

Loss from Operations	(446,621)	(84,210)	(731,293)

Other Income (Expense)
Interest expense	(21,390)	(12,773)	(174,809)
Loss on settlement of debt	(3,230,167)	-	(3,511,766)
	(3,251,557)	(12,773)	(3,686,575)

Net Loss	$(3,698,178)	$(96,983)	$(4,417,868)

Per Share Data
Basic loss per share	$(0.13)	$(0.01)

Weighted average common
shares outstanding	29,039,433	17,647,313

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From January 9, 2007 through June 30, 2007

	Three Months Ended
	June 30, 2007	June 30, 2006

Cash Flows from Operating Activities
Net Loss	$(3,698,178)	$(96,983)	$(4,417,868)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization expense	12,410	12,412	24,821
Depreciation expense	2,353	2,027	4,706
Loss on settlement of debt	3,230,167	-	3,511,767
Value of conversion feature	-	-	134,776
Common stock issued for services	266,327	-	454,131
Amortization of stock options and warrants	46,542	-	46,542
Changes in assets:
Decrease in prepaid expenses	5,058	-	7,352
Changes in liabilities
Increase (decrease) in accounts payable and accrued expenses	2,672	(28,179)	54,633
Increase in accrued compensation due related parties	60,000	18,000	60,000
Increase in short-term borrowings	16,333	12,773	32,681

Net cash used in operating activities	(56,316)	(79,950)	(86,459)

Cash Flows from Investing Activities
Proceeds from sale of interest in oil and gas properties	35,500	-	60,500
Acquisition of oil and gas properties	(12,062)	-	(67,652)

Net cash provided by (used in) investing activities	23,438	-	(7,152)

Cash Flows from Financing Activities
Bank overdraft	611	-	611
Proceeds from sale of common stock	25,000	61,250	25,000
Offering costs	-	-	-
Proceeds from issuance of debt	-	-	50,000
Advances from related parties	7,000	12,500	18,000

Net cash provided by financing activities	32,611	73,750	93,611

Net Increase (Decrease) in Cash and Cash Equivalents	(267)	(6,200)	-

Cash and Cash Equivalents - Beginning of Period	267	6,200	-

Cash and Cash Equivalents - End of Period	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

From January 9, 2007 through June 30, 2007
Three Months Ended
	June 30,	June 30,
	2007	2006

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$-	$-	$-
Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Information:

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note. Of the 2,250,000 shares issued, 2,025,000 shares were returned in April 2006, pursuant to a settlement agreement with the Company and Permian Energy Services LP. In addition to the return of the 2,250,000 shares for cancellation, paid the LP $53,823 of which $38,923 was charged against the balance owed the LP for past services and $14,900 was charged to operations. The Company also agreed to assign the remaining balance of the Obligation due the LP was charged to operations. The Company also agreed to assign the remaining balance of the obligation due the LP ($227,640, including accrued interest) to a corporation that was wholly owned by the Company's President at the time of the transaction (See Notes 3 to the financial statements).

In April 2007, the Company issued 12,464 shares of its Series B Preferred Stock in exchange for the extension of an option to acquisition of certain oil and gas leases. The shares were valued at $149,568 based upon the market price of the underlying common shares at date of issuance.

In April 2007, the Company issued 2,200,000 shares of its common stock in exchange for the cancellation of $4,800 of indebtedness due on certain convertible debentures. The Company recognized a loss of $237,200 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 1,266,667 shares of its common stock in exchange for the cancellation of $3,800 of indebtedness due on certain convertible debentures. The Company recognized a loss of $135,533 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 1,400,000 shares of its common stock under rule 144 in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Non-Cash Financing and Investing Information:

In June 2007, the Company issued 50,000 shares of its common stock under rule 144 in consideration for extending the due date of a note payable.  The shares were valued at $9,500, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 1,833,333 shares of its common stock in exchange for the cancellation of $5,500 of indebtedness due on certain convertible debentures. The Company recognized a loss of $397,833 on the conversion. These shares cannot be sold in the U.S. market for five years.

In June 2007, the Company issued 61,091 shares of its Series A Preferred Stock in exchange for the acquisition of certain oil and gas leases. The shares were valued at $171,055 based upon the market price of the underlying common shares at date of issuance.

In June 2007, the Company issued 6,500 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases. The shares were valued at $182,000 based upon the market price of the underlying common shares at date of issuance.

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $26,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $2,459,600 on the conversion. These shares cannot be sold in the U.S. market for five years.

In June 2007, the Company issued 1,000,000 shares of its common stock under rule 144 in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

The Company is in the exploration stage, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," with its principal activity being the exploration and development of oil and gas properties.

On March 30, 2005, the Company formed a wholly owned subsidiary, Permian Energy International, Inc., a Nevada Corporation to acquire certain rights for enhanced oil recovery and reduction of paraffin build up through a thermal pulsing pump device. On April 6, 2005, the Company completed its acquisitions of rights and licenses from Permian Energy Services, LP in connection with certain rights including the representation and marketing of a proprietary thermal pulsing pump in the oil and gas industry.  The assets acquired from the LP were transferred into Permian Energy International.  The thermal pulse unit, ("TPU"), was engineered to create a new recovery pump for oil particularly in fields with heavy paraffin problems.  As a by-product of the process for specific field applications, the need for down-hole or pump jacks can be eliminated.  Also, flow rates of oil from viscosity changes due to heat and pressure changes can be substantially increased. Through May 2007, the Company leased its sole TPU for $3,600 per month.

On January 5, 2007, the Company formed Appalachian Energy Corp. a Nevada Corporation ("Appalachian"). Appalachian was formed as a wholly owned subsidiary to acquire oil and gas properties for exploration and development (See Note 4).

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2007.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (January 19, 1988).  In addition, the Company has used ongoing working capital in its operations.  At June 30, 2007 liabilities exceeded current assets by approximately $900,000, and the Company has an accumulated deficit of approximately $11,340,000.

In view of current matters, the continuation of the Company's operations is dependent on funds provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debentures. Management has purchased certain rights and licenses from Permian Energy Services LP ("Permian"), (See Note 3) in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Further, the Company has entered into a drilling program with an unrelated third party who has agreed to fund the drilling of several wells under a turnkey agreement that Management believes will be profitable for the Company. Management believes that these sources of funds will allow the Company to continue as a going concern through 2008. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations.  In light of these circumstances, substantial doubt exists about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's equipment consists of a TPU unit which is being depreciated over its estimated useful life of 7 years on the straight-line method.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2007, the Company did not deem any of its long-term assets to be impaired.

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

In September 2006, the Company entered into an agreement to joint venture its thermal pulsing pump (TPU) for one year at $3,600 per month.  The lease was cancelled effective June 1, 2007. Pursuant to the lease agreement, the Company received an advance payment of $7,400 and was required to make certain modifications to the pump's vessel. The Company incurred $7,432 in costs associated in the vessel upgrade in October 2006 and the $7,432 is included in the cost basis of the TPU. The lease commenced in November 2006. The costs of the vessel upgrades are being depreciated over the pump's remaining expected useful life of approximately 6 years.  The Company has not generated any income from its oil and gas ventures.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF").  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments."  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF and the Company will amortize the discount to interest expense over the life of the debt using the effective interest method. In the modification of the terms of its convertible debt, the Company determined a BCF of $134,775 that was fully expensed during the year ended March 31, 2007 as the due date of the underlying debentures had expired at the time the BCF was created.

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

The Company has total net operating tax loss carry forwards at June 30, 2007 of approximately $7,600,000 for federal income tax purposes.  These net operating losses have generated a deferred tax asset of approximately $2,600,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carry forwards expire in various years through June 30, 2027 for federal tax purposes.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment" " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 67,301,428 and 27,642,003 for the three months ended June 30, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to the short term nature of the instruments.

Reclassification

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108- In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In April 2006, the Company entered into a satisfactory settlement agreement with Permian Energy Services L.P. and Robert Clark ("Clark"), the former president of Permian Energy International Inc. Under the terms of the settlement agreement, the Company agreed to dismiss its lawsuit against Clark. The Company has also agreed to pay Clark $53,823 in exchange for Clark returning the 2,025,000 shares it received under the April 6, 2005 asset purchase agreement and cancelling the $214,963 obligation due it.

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $12,410 and $12,412 in each of the three months ended June 30, 2007 and 2006.

Estimated amortization expense is as follows:

Year Ending December 31,
2008	$49,643
2009	$49,643
2010	$49,643
2011	$49,643
2012	$37,232
Total	$235,804

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

In January 2007, the company issued 22,500 shares of its Series B Preferred Stock to Tri Global Holdings, LLC for the purchase of oil and gas leases to thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee.  The 22,500 shares were valued at $213,773, based on the market price of the Company's underlying common stock on the date of acquisition. Each share of Series B Preferred is convertible into 100 shares of the Company's common stock.

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

Further in April 2007, the Company issued 12,464 shares of its Series B Preferred Stock to extend the option for Floyd County through August 1, 2007. The 12,464 shares of Class B preferred stock were valued at $149,568 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.

In June 2007, the Company issued 61,091 of its Class A convertible preferred stock in exchange for a 75% working interest in oil and gas leases located in Hale County Texas from West Texas Royalties, Inc.  The 61,091 shares of Class A convertible preferred stock were valued at $171,055 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.

In June 2007, the Company issued 6,500 of its Class B convertible preferred stock and paid $10,000 to West Texas Royalties, Inc. in consideration for the remaining 25% of the working interest in the oil and gas leases located in Young County, Texas. The 6,500 shares of Class B convertible preferred stock were valued at $182,000 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.

On May 14, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming corporation to fund the development of its Young County prospect. Pursuant to the agreement, Zone is granted an exclusive for the Young County prospect as long as Zone is able to fund the development of 35 wells over an 18 month period based an turnkey agreement of $50,000 per well. As discussed below, in June, 2007. The Company acquired the remaining balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC. Under the agreement with Zone Petroleum, it will receive a 75% working interest with Platina retaining the remaining 25% working interest. Under the agreement, the Company will receive an operating fee of 10% to 15%, subject to negotiation. During the three months ended June 30, 2007, the Company received $35,500 from Zone and received an additional $25,000 last year relating to this agreement.

Note 5. Notes Payable - Other

Convertible Debt

On March 14, 2007, convertible debentures totaling $137,556 were sold by four Noteholders ("Assignors") of the Company to third party assignee(s) represented by counsel ("Assignee").  Under the terms of the sale, the Company agreed to modify the conversion feature of the notes. Under the modified terms, The Assignee shall have the right, upon three (3) days written notice to the Company, to convert the unpaid principal and accrued interest of each Note into the Company's common stock at a rate of $0.002 per share for the first 4,000,000 shares and thereafter $0.003 per share, except the last 4,000,000 shares will be at the rate of $0.004 per share; provided, however, the Assignee can only convert after the respective Assignor has been fully paid for that portion of the Note that the Assignee is looking to convert. The terms further provide that no Note shall be converted at any time by the Assignee if it would result in the Assignee beneficially owning more than 9.99% of the common stock of the Company at the time of such conversion and that no Note can be converted at any time that the Fair Market Value of the common stock of the Company is less than nine cents ($0.09) per share without the prior written consent of the Board of Directors of the Company. In addition, the converted shares can not be sold by the Assignee(s) represented by legal counsel into the US Market for a period of five (5) years from the date of the Assignment.  In March 2007, the Company issued 2,200,000 shares of its common stock in exchange for canceling $4,400 of indebtedness. The Company recognized a loss of $281,600 on the conversion. The Company determined that the modification of the conversion features created a beneficial conversion feature ("BCF") totaling $134,775 which was charged to interest expense during the year ended March 31, 2007.

During the three months ended June 30, 2007, the Company issued 14,100,000 shares of its common stock in exchange for canceling $40,500 of indebtedness. The Company recognized a loss of $3,230,167 on the conversion.

The balance of the convertible debenture at June 30, 2007 totaled $97,007, including accrued interest. The note is assessed interest at an annual rate of 12%. Interest charged to operations during the three months ended June 30, 2007 and 2006 totaled $3,552 and $0, respectively.

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

Under the terms of the note, accrued interest and the note were due one year from the date of the note. All principal and additional accrued interest was due two years from the date of the note, April 5, 2007.   Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2007 and 2006 totaled $3,624 and $3,414, respectively. The total balance of this obligation at June 30, 2007 is $245,233. The due date of this obligation including accrued interest has been extended to September 1, 2007.

Note Payable - Other

In January 2007, the Company borrowed $50,000 from a minority shareholder. The loan is evidenced by a promissory note and is unsecured and is assessed interest at an annual rate 10%. As additional consideration, the Company issued the lender 50,000 shares of its common stock valued at $5,000. The value was based upon the market value of the 50,000 shares on the date of issuance. The $5,000 is considered a loan fee and is being amortized to interest expense over the life of the note. The note and accrued interest had an original due date of July 1, 2007, but was extended through September 14, 2007 in consideration for the issuance of an additional 50,000 shares of common stock in June 2007. The balance of this note including accrued interest at June 30, 2007 was $52,315. Interest charged to operations on this note amounted to $1,247.

Note 6. Due to Related Parties

As of June 30, 2007, the Company owed its President, Blair Merriam, a total of $303,121 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the three months ended June 30, 2007 and 2006 on these loans totaled $7,910 and $4,686, respectively In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

Note 7. Shareholders' Deficit

Preferred Stock

In April 2007, the Company issued 12,464 shares of its Series B Preferred Stock in exchange for the extension of an option to acquisition of certain oil and gas leases. The shares were valued at $149,568 based upon the market price of the underlying common shares at date of issuance.

In June 2007, the Company issued 61,091 shares of its Series A Preferred Stock in exchange for the acquisition of certain oil and gas leases. The shares were valued at $171,055 based upon the market price of the underlying common shares at date of issuance.

In June 2007, the Company issued 6,500 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases. The shares were valued at $182,000 based upon the market price of the underlying common shares at date of issuance.

Common Stock

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.

In April 2007, the Company issued 1,266,667 shares of its common stock in exchange for the cancellation of $3,800 of indebtedness due on certain convertible debentures. The company recognized a loss of $135,533 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 2,200,000 shares of its common stock in exchange for the cancellation of $4,800 of indebtedness due on certain convertible debentures. The company recognized a loss of $237,200 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 1,266,667 shares of its common stock in exchange for the cancellation of $3,800 of indebtedness due on certain convertible debentures. The company recognized a loss of $135,533 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 1,400,000 shares of its common stock under rule 144 in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 50,000 shares of its common stock in consideration for extending the due date of a note payable.  The shares were valued at $9,500, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 1,833,333 shares of its common stock in exchange for the cancellation of $5,500 of indebtedness due on certain convertible debentures. The company recognized a loss of $397,833 on the conversion. These shares cannot be sold in the U.S. market for five years.

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $26,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $2,459,600 on the conversion. These shares cannot be sold in the U.S. market for five years.

In June 2007, the Company issued 1,000,000 shares of its common stock under rule 144 in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.

Stock Warrants

At June 30, 2007, there were total warrants outstanding to purchase 1,425,000 shares of rule 144 common stock at $0.50, and 1,425,000 shares of common stock at $1.00. There were no warrants issued during the three months ended June 30, 2007. The expiration date of the warrants was extended to July 31, 2007.  The Company charged $35,767 to operations in association with the extension of the expiration date of the warrants.

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

On March 28, 2007, the Company granted stock options to purchase a total of 3,000,000 common shares. The options were issued to its management and an employee under its 2005 Stock Option Plan. The options are exercisable any time through March 27, 2012 at a price of $.09 per share. The agreements limit the amount of shares exercised per holder in any year to 100,000. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 139%.  Compensation recognized on the above option grants was $215,500 which will be charged to operations over the next five years.  For the three months ended June 30, 2007, amortization of the options was $10,775.

In addition, on March 28, 2007, the Company granted a consultant an option to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010.  The option was valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.49%, a dividend yield of 0% and volatility of 139%. Compensation recognized on the above option grant was $13,940 which was charged to operations at March 31, 2007.

In addition, the Company had additional outstanding stock options granted to its management to purchase 3,525,000 rule 144 shares of the Company's common stock at a price of $.15 per share. These options expired in April 2007.

Option activity for the three months ended June 30, 2007 is as follows:	Options Outstanding	Weighted Average Exercise Price
Balance - March 31, 2007	6,725,000	$ 0.12
Options expired	(3,525,000)	$(0.15)
Balance - June 30, 2007	3,200,000	$0.09

Note 8. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of June 30, 2007, the 3,200,000 stock options outstanding were all issued to related parties (see Note 7).

Noncash Transactions

For the three months ended June 30, 2007 and 2006, the Company accrued $60,000 and $18,000, respectively, for compensation due its officers for services rendered. The balances due to these officers at June 30, 2007 totaled $407,000.

Note 9. Subsequent Events

On August 7th 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction there of, of any Homestead-owned well interest on this property. Drilling activites are expected to commence in August of 2007 and no assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

The fifth critical accounting policy relates to the valuation of the modified terms of its convertible debt. The Company considers the modified conversion terms to be an inducement offer pursuant to FSAB No. 84. Therefore, each conversion is valued separately and a gain or loss on the difference between the debt cancelled and the market value of the shares issued on the conversion is recognized into operations.

The six critical accounting policy is our accounting for conventional convertible debt. When the convertible feature of the conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF"). We record a BCF as a debt discount pursuant to EITF Issue No. 98-5 ("EITF 98-05"), "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." In those circumstances, the convertible debt will be record net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt using the effective interest method.

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

On October 27, 2006, the Company entered into an agreement to purchase an oil and gas lease for thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee (said lease prospects are contained in the P Hawkins Gas Project). An engineering report produced by an independent Petroleum Engineer states that the production in the P Hawkins Gas Project area comes from the Devonian Black Shale which has had significant proven commercial reserves. However, there can be no assurance that our leases will be determined to have commercially proven reserves or that the development of the wells on the leases or the production there from will prove profitable. In consideration for the assets purchased, the Company agreed to issue 22,500 shares of its Series B Preferred Stock to seller. The closing of the transaction was January 8, 2007.

In October 2006, the Company entered into an agreement with West Texas Royalties to purchase oil and gas lease options to certain oil and gas leases situated on 3,600 acres in Floyd and Briscoe Counties, Texas. The option was to expire in January 2007, but the Company paid $54,000 to extend the option period. In April 2007, the Company issued 12,464 shares of its Series B Preferred Stock to further extend the option through August 1, 2007.

In November 2006, the Company entered into an asset purchase agreement with West Texas Royalties to purchase a 75% working interest in oil and gas leases located on 372 acres in Young County, Texas. Additionally, the purchase agreement provided oil and gas lease options on approximately 20,000 gross acres located in Palo Duro Basin, Texas. The Company is in the process of obtaining engineering reports for said acreage in the Palo Duro Basin, and no assurance can be given that the reports will result in commercially viable proved reserves.

In June 2007, the Company issued 6,500 of its Class B convertible preferred stock and paid $10,000 to West Texas Royalties, Inc. in consideration for the remaining 25% of the working interest in the oil and gas leases located in Young County, Texas. In May 14, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming corporation to fund the development of its Young County prospect. Pursuant to the agreement, Zone is granted an exclusive for the Young County prospect as long as Zone is able to fund the development of 35 wells over an 18 month period based on a turnkey agreement of $50,000 per well. Once Zone has performed by commissioning 35 wells in an 18 month period, the exclusivity is non-revocable. As discussed above, in June, 2007. The Company acquired the remaining balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC. Under the agreement with Zone Petroleum, it will receive a 75% working interest with Platina retaining the remaining 25% working interest. Under the agreement, the Company will receive an operating fee of 10% to 15%, subject to negotiation. During the three months ended June 30, 2007, the Company received $35,500 from Zone and received an additional $25,000 last year relating to this agreement. Drilling activity began on the Young County prospect at the end of the first quarter 2007. The Company has struck oil with its first well, however no assurance can be given as to the resulting production of said well, or the future performance of this prospect with respect to its development or subsequent profitability thereof.

In June 2007, the Company issued 61,091 of its Class A convertible preferred stock in exchange for a 75% working interest in oil and gas leases for Palo Duro Basin located in Hale County, Texas from West Texas Royalties, Inc.

In June of 2007, Platina Exploration Corp. was formed in the state of Nevada as a wholly owned subsidiary to Platina Energy Group, Inc. Mr. Chip Langston was elected as the CEO immediately following the incorporation of Platina Exploration Corp. Further, Mr. Langston was elected to the Board of Directors of Platina Energy Group, Inc. on June 7, 2007. Mr. Langston has an extensive financial background relating to the acquisition and funding of oil and gas projects, and will immediately begin devoting time to the development of Platina Exploration Corp.

As a subsequent event, on August 7th 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction there of, of any Homestead-owned well interest on this property. Drilling activites are expected to commence in August of 2007 and no assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

REVENUES

Revenues for the three months ended June 30, 2007 and 2006 were $7,200 and $0, respectively. The revenue during the three months ended June 30, 2007 were generated form the lease of our thermal pulsing pump. The lease was cancelled in June 2007 and the equipment returned.

OPERATING EXPENSES

General and administrative expenses for the three months ended June 30, 2007 totaled $140,951, which primarily consisted of salaries and related costs to non-officers totaling $15,000, accrued compensation to its officers totaling $60,000, accounting and legal fees of $13,517, other consulting expenses of $15,000 depreciation and amortization of $14,763, office rent of $1,020, and other general and administrative expenses totaling $21,651.

General and administrative expenses for the three months ended June 30, 2006 totaled $84,210, which primarily consisted of salaries and related costs to non-officers totaling $14,839, accrued compensation to its officers totaling $18,000, accounting and legal fees of $16,007, depreciation and amortization of $14,439, settlement with Permian Energy Group LP of $14,900, rent of $3,936,and other general and administrative expenses totaling $2,089.

Non-cash consulting fees for the three months ended June 30, 2007 amounted to $302,095. During the three month period, the Company issued 2.400.000 shares of its common stock to a consultant for providing services in connection with investor relations through September 30, 2007. The 2,400,000 shares were valued at $370,000 of which $190,000 is included in prepaid expenses. The remaining $180,000 was charged to operations. In addition, non-cash consulting fees also includes $35,768 relating to the value assigned to the extension of the maturity date of certain warrants (See Note 7 to the financial statements). The difference between the $302,095 and the $215,768 relates to shares issued last year for services rendered during the three months ended June 30, 2007.

During the three months ended June 30, 2007, the Company charged $10,775 to operations relating to the amortization of the value assigned to options granted last year See Note 7 to the financial statements).

Interest charged to operations for the three months ended June 30, 2007 and 2006 amounted to $21,391 and $12,773, respectively. Interest charged to operations in both years relate to the interest accrued on the various indebtedness due by the Company.

During the three months ended June 30, 2007, the Company recognized losses of $3,230,166 relating to the conversion of $40,500 of debt to 12,908,333 shares of the Company's common stock. The Company accounted for the loss under FSAB Statement 84.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company's only current asset was prepaid expenses totaling $298,392, which consisted of the value of the Company's common stock issue for future services. The Company also had oil and gas leases and options with a book value of $993,473, equipment with a net book value of $45,704, and licensing rights of $235,804, net of amortization. Total assets at June 30, 2007 amounted to $1,573,373.

As of June 30, 2007, the Company had current liabilities of $1,195,868 and had no long term liabilities.

As of June 30, 2006, the Company's had no current assets. It had equipment with a net book value of $47,303, security deposits of $1,312, and licensing rights of $285,446, net of amortization. Total assets at June 30, 2007 amounted to $334,061.

As of June 30, 2007, the Company had current liabilities of $940,051and had no long term liabilities.

During the three months ended June 30, 2007, the Company received $25,000 through the sale of 55,556 shares of the Company's rule 144 common stock, $35,500 relating to its interests in its oil and gas properties, and received $7,000 in advances from its President. During the same period, the Company paid $56,316 in its operations, and paid $12,062 relating to its oil and gas properties.

During the three months ended June 30, 2006, the Company received $61,250 through the sale of 1,225,000 shares of the Company's rule 144 common stock and received $12,500 in advances from its President. During the same period, the Company paid $79,950 in its operations.

With respect to the financial condition beyond June 30, 2007 the Company will need access to additional funding to meet operating requirements. Access to funding may come from joint venture opportunities, debt, stock placement or sale of assets. Accordingly, the Company does not expect to be able to fund operations from internally generated funds until such time as its new E & P (exploration and production) business strategy can be funded and implemented. As of the date of this audit Company had no material commitments for any additional financing, and there can be no assurance that any such commitments would be obtained on favorable terms, if at all.

PLAN OF OPERATION

The Company has previously maintained its operations from the sale of rule 144 stock and advances from related and unrelated parties. The Company plans to provide for its future financing needs via strategic joint venture alliances. Over the next twelve months the Company plans to devote significant effort to these joint venture alliances as well as other potential avenues to extinguish debt and have access to strategic capital pools. Actual losses attributed to operations for the first quarter were negligible and in line with internal projections.

Although management is cautiously optimistic about its progress for a resolution to financing needs based on certain subsequent events to this quarterly report, no assurances can be made that its strategic alliances or joint venture partners will continue with their commitments to the Company. Adverse market conditions, reductions in oil and gas energy prices and limited access to the capital markets can also adversely impact the Company and its progress as a going concern.

In the event of any equity capital raise or share exchange for debt may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could further restrict operations or finances. If the Company is unable to obtain additional financing as strategically needed, it may be required to reduce the scope of operations for anticipated expansion, which could have a material adverse effect on business, results of operations and financial condition.

The Company began drilling activities at the end of the first quarter in Young County, Texas and having struck oil with its first well, the Company expects to book revenues from oil production in the second quarter ending September 31, 2007. Additional wells are scheduled for development based upon a joint venture agreement that calls for the drilling of a total of 35 wells over an 18 month period in Young County. Further, the planned development of the Company's Appalachian project is expected to begin in the second quarter ending September 31, 2007 and will add natural gas revenues from core organic growth in proved fields. Based on the Company's current plans, potential revenues from organic growth could reach several million dollars by year end with an operational profit moving forward, although no assurance can be given that the Company's projections will materialize as planned.

In addition to paving the way for the following quarters of fiscal 2007, the Company also acquired more leasehold acreage in the Palo Duro Basin which it believes to be one of the biggest potential plays in North America at this time. Engineering and geological studies are currently being contracted for the 20,000 lease-hold acres under option by the Company. To date, the Company has been able to acquire oil and gas leases in Tennessee and Texas and prove reserves valued in the hundreds of millions of dollars (based on the current market prices of oil and gas as of the date of this filing), while incurring relatively modest paper losses.

Management considers the most important accomplishment in the first quarter to be the completion of the foundation for the second, third and fourth quarters, including an income strategy that can be offset by much of the tax loss carry forwards. The Company also anticipates strategic further debt reductions that will substantially enhance its net income after tax. Actual losses from operations have been relatively small in comparison to other competitors. With a minimal staff of full time employees and modest office overhead, the Company has positioned itself for optimal operational bottom lines as revenues grow.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.

In April 2007, the Company issued 1,266,667 shares of its common stock in exchange for the cancellation of $3,800 of indebtedness due on certain convertible debentures. The company recognized a loss of $135,533 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 2,200,000 shares of its common stock in exchange for the cancellation of $4,800 of indebtedness due on certain convertible debentures. The company recognized a loss of $237,200 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 1,266,667 shares of its common stock in exchange for the cancellation of $3,800 of indebtedness due on certain convertible debentures. The company recognized a loss of $135,533 on the conversion. These shares cannot be sold in the U.S. market for five years.

In April 2007, the Company issued 1,400,000 shares of its common stock under rule 144 in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 50,000 shares of its common stock in consideration for extending the due date of a note payable.  The shares were valued at $9,500, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 1,833,333 shares of its common stock in exchange for the cancellation of $5,500 of indebtedness due on certain convertible debentures. The company recognized a loss of $397,833 on the conversion. These shares cannot be sold in the U.S. market for five years.

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $26,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $2,459,600 on the conversion. These shares cannot be sold in the U.S. market for five years.

In June 2007, the Company issued 1,000,000 shares of its common stock under rule 144 in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS AND REPORTS

INDEX TO EXHIBITS
Exhibit Number	Description

31.1	Rule 13a-15(e)/15d-15(e) Certification.

31.2	Section 1350 Certification.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINA ENERGY GROUP, INC.

By	/s/ BLAIR J. MERRIAM
Blair J. Merriam
Chief Executive Officer