Form 10QSB
period 2007-09-30
PLATINA ENERGY GROUP INC.
filed 2007-11-19
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the period ended September 30, 2007.

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
As of November 16, 2007 there were 60,679,158 shares of $.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PLATINA ENERGY GROUP, INC.
FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2007
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Financial Statements

Consolidated Balance Sheet -	F-1
As of September 30, 2007

Consolidated Statements of Operations -
For the Three and Six Months Ending Sept 30, 2007 and for the Period Jan. 9, 2007 through Sept 30, 2007	F-2

Consolidated Statements of Cash Flows -
For the Six Months Ending Sept 30, 2007 and for the Period Jan. 9, 2007 through Sept 30, 2007	F-3

Notes to Consolidated Financial Statements	F-6

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

Sept 30,
2007

ASSETS

Current assets
Cash	$27,336
Prepaid expense	37,500
$64,836
Property & equipment
Oil and gas properties, full cost method of accounting:
Unproven	1,005,221
Other property and equipment	43,351

Other assets
Intangible asset subject to amortization	223,393
Convertible debentures and accrued interest payable, net of discount of $1,282,669
$1,336,801

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$38,429
Accrued compensation due officers	412,000
Convertible notes payable and accrued interest payable, net of discount of $291,667	97,296
Notes payable to related parties	319,482
Notes payable - other	248,912
Total current liabilities	1,116,119

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized 70,000 shares designated Series A, 61,091 issued and outstanding. Aggregate liquidation preference of $0. One share of Series A preferred is convertible into ten shares of common stock.	61

Preferred stock, 100,000 shares designated Series B, 96,464 shares issued and outstanding. Aggregate liquidation value preference of $9,646, One share of Series B preferred is convertible into 100 shares of common stock.	96

Preferred stock, 10,000 shares designated Series C. 3,600 shares issued and outstanding at December 31, 2006. Aggregate liquidation value preference of $360. One share of Series C preferred is convertible into 100 shares of common stock.	4
Common stock; $0.001 par value; 100,000,000 shares authorized 52,679,158 shares issued and outstanding.	52,679
Additional paid in capital	14,488,504
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(7,406,842)
Total stockholders' deficit	220,682

$1,336,801

The accompanying notes are an integral part of these financial statements
F-1

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					From
	Three Months Ended		Six Months Ended		January 9, 2007
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	through
	2007	2006	2007	2006	Sept 30, 2007

Revenue from equipment lease			$7,200		$18,000
Revenue from oil and gas sales	$2,826	$-	$2,826	$-	$2,826
	$2,826	$-	$10,026	$-	$20,826

Operating Expenses
Testing costs associated with Thermal Pump	-	-	7,200	-	7,200
Depreciation, depletion, and amortization	276	-	276	-	276
General and administrative expenses	202,600	58,272	336,350	142,481	444,017
Consulting fees, non-cash	333,975	-	636,071	-	813,100
Compensation, non-cash	72,203	-	82,978	-	93,753
	609,054	58,272	1,062,875	142,481	1,358,346

Loss from Operations	(606,228)	(58,272)	(1,052,849)	(142,481)	(1,337,520)

Other Income (Expense)
Interest expense	(44,605)	(14,403)	(65,995)	(27,177)	(219,413)
Loss on settlement of debt	(2,338,142)	-	(5,568,309)	-	(5,849,909)
	(2,382,747)	(14,403)	(5,634,304)	(27,177)	(6,069,322)

Net Loss	$(2,988,975)	$(72,675)	$(6,687,153)	$(169,658)	$(7,406,842)

Per Share Data
Basic loss per share	$(0.07)	$(0.00)	$(0.18)	$(0.01)

Weighted average common
shares outstanding	43,508,154	17,635,166	36,313,325	17,641,206

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From January 9, 2007 through Sept 30, 2007

	Six Months Ended
	Sept 30, 2007	Sept 30, 2006

Cash Flows from Operating Activities
Net Loss	$(6,687,153)	$(169,658)	$(7,406,842)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization expense	24,822	24,821	37,233
Depreciation expense	4,706	4,055	7,059
Loss on settlement of debt	5,568,309	-	5,849,909
Value of conversion feature	-	-	134,776
Common stock issued for services	647,212	-	835,015
Amortization of debt discount	8,333		8,333
Amortization of stock options and warrants	92,478	-	92,478
Changes in assets:
Prepaid expenses	-	(4,036)	2,294
Deposits	-	1,312	-
Changes in liabilities
Increase (decrease) in accounts payable and accrued expenses	(29,742)	(29,435)	22,219
Increase in accrued compensation due related parties	65,000	36,000	65,000
Increase in short-term borrowings	32,482	27,176	48,830

Net cash used in operating activities	(273,553)	(109,765)	(303,696)

Cash Flows from Investing Activities
Proceeds from sale of interest in oil and gas properties	75,500	-	100,500
Acquisition of oil and gas properties	(63,810)	-	(119,400)

Net cash used in investing activities	11,690	-	(18,900)

Cash Flows from Financing Activities
Proceeds from sale of common stock	25,000	61,250	25,000
Proceeds from issuance of debt	300,000	-	350,000
Repayment of debt	(51,068)	-	(51,068)
Advances from related parties	21,000	47,000	32,000
Repayment of related party advances	(6,000)	-	(6,000)

Net cash provided by financing activities	288,932	108,250	349,932

Net Increase (Decrease) in Cash and Cash Equivalents	27,069	(1,515)	27,336

Cash and Cash Equivalents - Beginning of Period	267	6,200	-

Cash and Cash Equivalents - End of Period	$27,336	$4,685	$27,336

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From January 9, 2007 through Sept 30, 2007
	Six Months Ended
	Sept 30,	Sept 30,
	2007	2006

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$3,370	$-	$3,370
Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Information:

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP in connection with the marketing of a certain pump in the oil and gas industry. In consideration for the assets purchased, the Company agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note. Of the 2,250,000 shares issued, 2,025,000 shares were returned in April 2006, pursuant to a settlement agreement with the Company and Permian Energy Services LP. In addition, the Company issued a consultant 750,000 shares in connection with the asset purchase. The Company did not assign any value to the 2,250,000 shares due to the fact that the issuance of these shares had no commercial substance. The Company assigned the value of 750,000 shares at the market price on the effective date of the asset purchase of $97,500. Therefore the license was valued at $347,500 ($250,000 obligation under the note and the fair value of the 750,000 shares of $97,500 - see Note 3 to the financial statements).

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

As discussed above, in April 2006, the Company entered into a settlement agreement with Permian Energy Services LLC under which 2,025,000 shares of the Company's common stock were returned to the Company for cancellation and paid the LP $53,823 of which $38,923 was charged against the balance owed the LP for past services and $14,900 was charged to operations. The Company also agreed to assign the remaining balance of the Obligation due the LP ($227,640, including accrued interest) to a corporation that was wholly owned by the Company's President at the time of the transaction (See Notes 3 and 5 to the financial statements).

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

In November 2006, the Company issued 1,250,000 shares of its common stock in consideration for investment relations services. The services were valued at $150,000 based on the market value of the shares on the date of issuance.

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

In January 2007, the Company issued 50,000 shares of its common stock as additional consideration on a $50,000 loan.

In February 2007, the Company issued 750,000 shares of its common stock in consideration for consulting services. The services were valued at $93,375, which was based on the market value of the shares on date of issuance.

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in payment of a consulting agreement. The shares were valued at $280,000 based upon the market price of the underlying common shares on date of issuance.

In March 2007, the Company issued 2,200,000 shares of its common stock in exchange for the cancellation of $4,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $281,600 on the conversion.

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

In June 2007, the Company issued 1,400,000 shares of its common stock in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

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

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $4,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $2,481,600 on the conversion.

In June 2007, the Company issued 1,000,000 shares of its common stock in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 53,571 shares of its common stock as part consideration on wages earned. The shares were valued at $15,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 300,000 shares of its common stock in accordance with an employment agreement one time stock grant. The shares were valued at $84,000, which was based on the market value of the shares on date of issuance.

In August 2007, the Company issued 3,900,000 shares of its common stock in exchange for the cancellation of $11,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $667,967 on the conversion.

In September 2007, the Company issued 7,900,000 shares of its common stock in exchange for the cancellation of $23,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $1,624,000 on the conversion.

In September 2007, the Company issued 100,000 shares of its common stock in consideration for consulting services. The services were valued at $9,000, which was based on the market value of the shares on date of issuance.

In September 2007, the Company issued 202,500 shares of its common stock in exchange for the cancellation of $19,737 of indebtedness due on certain accounts payables. The company recognized a loss of $23,576 on the conversion.

In September 2007, the Company issued 37,500 shares of its common stock in consideration for legal services. The services were valued at $8,438, which was based on the market value of the shares on date of issuance.

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

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2007.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (January 19, 1988). In addition, the Company has used ongoing working capital in its operations. At September 30, 2007 liabilities exceeded current assets by approximately $1,100,000, and the Company has an accumulated deficit of approximately $14,300,000.

In view of current matters, the continuation of the Company's operations is dependent on funds provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debentures. Management has purchased certain rights and licenses from Permian Energy Services LP ("Permian"), a related party (see Notes 3 & 5), in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Further, the Company has entered into various drilling programs with third parties. In several arrangements, the third parties have agreed to fund the drilling of several wells under turnkey agreements that Management believes will be profitable for the Company. Management believes that these sources of funds will allow the Company to continue as a going concern through 2008. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods' operations. In light of these circumstances, substantial doubt exists about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In September 2006, the Company entered into an agreement to joint venture its thermal pulsing pump (TPU) for one year at $3,600 per month.  The lease was cancelled effective June 1, 2007. Pursuant to the lease agreement, the Company received an advance payment of $7,400 and was required to make certain modifications to the pump's vessel. The Company incurred $7,432 in costs associated in the vessel upgrade in October 2006 and the $7,432 is included in the cost basis of the TPU. The lease commenced in November 2006 and terminated in June 2007. The costs of the vessel upgrades are being depreciated over the pump's remaining expected useful life of approximately 6 years.

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

The Company has total net operating tax loss carry forwards at September 30, 2007 of approximately $8,900,000 for federal income tax purposes. These net operating losses have generated a deferred tax asset of approximately $3,000,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through September 30, 2027 for federal tax purposes.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share-based Payment" " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 84,508,107 and 26,847,438 for the three months ended September 30, 2007 and 2006, respectively and 77,036,882 and 26,853,479 for the six months ended September 30, 2007 and 2006, respectively.

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $24,822 and $22,821 in each of the six months ended September 30, 2007 and 2006. Amortization expense charged to operations amounted to $12,411 and $12,410 in each of the three months ended September 30, 2007 and 2006.

Estimated amortization expense is as follows:

Year Ending September 30,
2008	$49,643
2009	$49,643
2010	$49,643
2011	$49,643
2012	$24,821
Total	$223,393

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

On August 7th 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction there of, of any Homestead-owned well interest on this property. Drilling activities began in August of 2007. No assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.

Note 5. Convertible Debt

  Agreement #1

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

During the six months ended September 30, 2007, the Company issued 25,900,000 shares of its common stock in exchange for canceling $53,900 of indebtedness. The Company recognized a loss of $5,568,309 on the conversions. Of the $53,900, $4,400 was cancelled under a special agreement at a price of $.0005 per share on which 8,800,000 shares were issued.

The balance of the convertible debenture at September 30, 2007 totaled $87,116, including accrued interest. The note is assessed interest at an annual rate of 12%. Interest charged to operations during the six months ended September 30, 2007 and 2006 totaled $9,364 and $0, respectively. Interest charged to operations during the three months ended September 30, 2007 and 2006 totaled $3,361 and $0, respectively.

Agreement #2

On August 30, 2007 the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. ("La Jolla"), to (i) sell to La Jolla a 7 1/4 % Convertible Debenture for $300,000 with a maturity date of August 30, 2010 if not earlier converted by La Jolla into shares of the Company's Common Stock and (ii) issue to La Jolla a Warrant to Purchase up to 3,000,000 shares of the Company's common stock at price of $1 per share with an expiration date of August 30, 2010.

Under the terms of the convertible debenture, La Jolla can convert the debt or any portion thereof. The number of common shares into which the debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the Conversion Price multiplied by ten times the dollar amount of debenture being converted, the entire result being divided by the Conversion Price. The Conversion Price equals the lesser of (i) $1.00 or (ii) 80% of the average of the 3 lowest prices of the Common Shares during the twenty days prior to conversion. If La Jolla elects to convert, the Company has the right to pay off the amount of debt to be converted including accrued interest, however, if the trading price of the Company's common shares is less than $.25 at the time of La Jolla elects to convert, the Company may pay off the amount of debt and accrued interest to be converted with a 20% penalty thereon. The Company has the right to prepay any or all of the outstanding principal balance and accrued interest due at anytime in an amount equal to 120% of such outstanding balance and accrued interest.

The Company has valued the convertible debenture (imputing an interest rate of 20%) and the related beneficial conversion option to convert the principal balance into shares using the "Relative Fair Value" approach. Accordingly, the Company recognized a $300,000 discount on the $300,000 principal amount of the convertible debenture. The discount is being amortized over the 3 year life of the debenture. Interest charged to operation on the debenture for the three months ending September 30, 2007 and 2006 amounted to $1,847 and $0, respectively. Interest charged to operation on the debenture for the six months ending September 30, 2007 and 2006 amounted to $1,847, and $0, respectively. Interest charged to operation on the discount for the three months ending September 30, 2007 and 2006 amounted to $8,333 and $0, respectively. Interest charged to operation on the debenture for the six months ending September 30, 2007 and 2006 amounted to $8,333, and $0, respectively.

Note 6. Note Payable - Other

As discussed in Note 3, Wyoming Energy Corp, a corporation previously owned by the Company's President, returned its 10% interest in Permian Energy Services LLC in order to bring the settlement with Permian to a successful conclusion. In consideration for the loss of Wyoming's interest in the LLC, the Company transferred its obligation to Permian to Wyoming under the same terms and conditions.

Under the terms of the modified note, all outstanding principal and additional accrued interest are due on March 31, 2008. Interest accrued and charged to operations on this obligation accruing during the three months ended September 30, 2007 and 2006 totaled $3,679 and $3,465, respectively. Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2007 and 2006 totaled $7,303 and $6,880, respectively. The total balance of this obligation at September 30, 2007 is $249,912. The due date of this obligation including accrued interest has been extended to March 31, 2008.

Note 7. Due to Related Parties

As of September 30, 2007, the Company owed its President, Blair Merriam, a total of $319,482 under various loan obligations, including accrued interest. The loans are assessed interest at an annual rate of 12%. Interest charged to operations for the three months ended September 30, 2007 and 2006 on these loans totaled $8,361 and $6,124, respectively. Interest charged to operations for the six months ended September 30, 2007 and 2006 on these loans totaled $16,271 and $10,810, respectively In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at a price per share equal to the average of the bid price of the Company's common stock for the thirty day trading period prior to the written notice of conversion.

Note 8. Shareholder's Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

In January 2007, the Company issued 22,500 shares of its Series B Preferred Stock in consideration for certain oil and gas leases and options (see Note 4).

In January 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases and options (see Note 4).

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in consideration for consulting services valued at $280,000.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas. (See Note 4)

In March 2007, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock

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

In January 2007, the Company issued 50,000 shares of its rule 144 common stock as additional consideration on a $50,000 loan (See Note 5).

In February 2007, the Company issued 750,000 shares of its rule 144 common stock in consideration for consulting agreement Services valued at $93,375 based upon the market price of shares on date of issuance.

In March 2007, the Company issued 2,200,000 shares of its common stock in consideration for the cancellation of $4,400 of indebtedness (See Note 5). The aggregate fair value of the shares issued was $286,000; accordingly, the Company recorded a $281,600 loss on settlement of debt.

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

In June 2007, the Company issued 1,400,000 shares of its common stock in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

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

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $4,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $2,481,600 on the conversion.

In June 2007, the Company issued 1,000,000 shares of its common stock in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.

In July, 2007, the Company issued 53,571 shares of its common stock in payment of wages earned. The shares were valued at $15,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 300,000 shares of its common stock in accordance with an employment agreement on time stock grant. The shares were valued at $84,000, which was based on the market value of the shares on the date of issuance.

In August 2007, the Company issued 3,900,000 shares of its common stock in exchange for the cancellation of $11,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $667,967 on the conversion.

In September 2007, the Company issued 7,900,000 shares of its common stock in exchange for the cancellation of $23,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $1,624,000 on the conversion.

In September 2007, the Company issued 100,000 shares of its common stock in consideration for consulting services. The services were valued at $9,000, which was based on the market value of the shares on the date of issuance.

In September 2007, the Company issued 202,500 shares of its common stock in exchange for the cancellation of $19,737 of indebtedness due on certain accounts payable. The Company recognized a loss of $23,576 on the issuance.

In September 2007, the Company issued 37,500 shares of its common stock in consideration for legal services. The services were valued at $8,438, which was based on the market value of the shares on the date of issuance.

Stock Warrants

At September 30, 2007, there were total warrants outstanding to purchase 1,425,000 shares of rule 144 common stock at $0.50, and 4,425,000 shares of common stock at $1.00. The expiration dates of the warrants vary from July 31, 2007 to August 30, 2010. During the six months ended September 30, 2007, the Company issued an extension for certain warrants and accordingly, recorded an expense of $35,767 associated with the expiration of the warrants. Also during the six months ended September 30, 2007 the Company issued 3,000,000 warrants, included above, and accordingly recorded an expense of $12,550 associated with the amortization of these warrants over their respective life.

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

On March 28, 2007, the Company granted stock options for a total of 3,000,000 common shares. The options were issued to its management and its employee under its 2005 Stock Option Plan. The options are exercisable any time through March 27, 2012 at a price of $.09 per share. The agreements limit the amount of shares exercised per holder in any year to 100,000. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 139%. Compensation recognized on the above option grants was $215,500 which will be charged to operations over the next five years. For the three and six months ended September 30, 2007, amortization of the options was $10,775 and $21,550, respectively.

In addition, on March 28, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010. The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.49%, a dividend yield of 0% and volatility of 139%. . Compensation recognized on the above option grant was $13,940 which was charged to operations at March 31, 2007,

In addition, on April 13, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on April 12, 2010. The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.71%, a dividend yield of 0% and volatility of 164%. Compensation recognized on the above option grant was $17,100 which was charged to operations during the six months ended September 30, 2007,

In addition, the Company had additional outstanding stock options granted to its management to purchase 3,525,000 rule 144 shares of the Company's common stock at a price of $.15 per share. These options expired in April 2007.

Note 9. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of September 30, 2007, the 3,200,000 stock options outstanding were all issued to related parties (see Note 7).

Noncash Transactions

For the three months ended September 30, 2007 and 2006, the Company accrued $15,000 and $18,000, respectively, for compensation due its officers for services rendered. For the six months ended September 30, 2007 and 2006, the Company accrued $75,000 and $36,000, respectively, for compensation due its officers for services rendered. The balances due to these officers at September 30, 2007 totaled $412,000.

Note 10. Subsequent Events

In October 2007, the Company acquired a 47.5% interest in Bowie Energy LLC ("Bowie"), a Limited Liability Company formed in Texas on October 9, 2007. The purpose of LLC is to acquire certain assets of a third party including 30 producing oil wells, 1 producing gas well, 6 water injection wells, and 16 shut in wells located on approximately 4,250 acres in Quitman Texas. In addition, the purchase also includes certain equipment and a small office building. The LLC is currently negotiating the terms of the purchase of the properties and equipment, but there is no assurance that the transaction will be consummated.

On October 16, 2007 the Company borrowed $250,000 (the "Loan") from La Jolla Cove Investors, Inc. ("La Jolla"), pursuant to a Promissory Note (the "Note") dated October 16, 2007 with interest at 8% due in monthly payments of interest only commencing three (3) months from the date of the Note and with all principal and accrued but unpaid interest due on or before July 15, 2008. The material default provisions include non payment of principal or interest when due. As part of this transaction, Blair Merriam, the Company's President, entered into a Stock Pledge Agreement whereby Mr. Merriam pledged 2,000,000 shares of the Company's common stock owned by Mr. Merriam to secure the Note and the previous $300,000 loan by La Jolla on August 30, 2007. The $250,000 was transferred to Bowie to partly fund its acquisition of oil properties in the State of Texas.

On October 29, 2007 Platina Energy Group, Inc. (the "Company") through its wholly owned subsidiary, Platina Exploration Corporation, entered into a Property Sale and Joint Venture Agreement (the "Rick Newell Agreement") with Buccaneer Energy Corporation ("Buccaneer"). The Rick Newell Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in the Rick Newell Salt Water Disposal Project located in Oklahoma that consists of one (1) producing oil well (Rick #1) currently producing approximately four (4) barrels of oil per day, one (1) salt water disposal well (the Newell #2) and a number of wells which are to be recompleted and dispose of the salt water on the lease in the Newell #2 well. Pursuant to the Rick Newell Agreement, the Company is to pay to Buccaneer a total consideration of $455,138. In connection with this purchase, the Company is offering to qualified investors units at a price of $50,000 each. Each unit consist of 100,000 restricted shares of the Company's common stock, a 4% working interest in the Rick #1 and the Newell #2 and a 1 1/2 % working interest in the 10 non-operating wells.. As of November 16, 2007, the Company has received $400,000 through the issuance of 8 units.

In October 2007, the Company issued 8,000,000 shares in consideration for cancelling $24,000 of convertible debt.

On October 31, 2007, the Company, through its wholly owned subsidiary, Platina Exploration Corporation, also entered into a Property Sale and Joint Venture Agreement (the "Oklahoma Agreement") with Buccaneer. The Oklahoma Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in (i) the approximate forty percent (40%) interest of Buccaneer in the Oklahoma PUD Prospects comprised of several undeveloped prospects to be drilled and (ii) a one half (1/2) interest in the East Texas Projects consisting of the Gaywood acquisition comprised of approximately fifty (50) locations in Rusk County. The Oklahoma Agreement further provides that Buccaneer will show the Company other opportunities or projects and if the Company elects to participate, it will receive a one half (1/2) interest in such project or projects upon reimbursement to Buccaneer for its costs in such project(s). The Oklahoma Agreement also provides that the Company will pay Buccaneer $199,873 comprised of $60,000 cash which has been paid and a $139,873 promissory note at six percent (6%) interest due on or before January 31, 2008.

Both the Rick Newell Agreement and the Oklahoma Agreement further provide that Buccaneer and the Company will be equal partners in future operations with Buccaneer's wholly owned subsidiary, Buccaneer Energy L.L.C. being the operator of projects located in Oklahoma, Bowie Operating Company ("Bowie Operating"), a newly formed Texas LLC being the operator of all other projects except that pursuant to an oral agreement, Bowie Operating will also be the Operator of the Newell #2 upon completion of bonding in Oklahoma, with all operations to be at cost, plus normal Model 610 Operating Agreement COPUS drilling, completion and operating overhead reimbursement fees. Buccaneer has a 47.5% membership interest in Bowie Energy LLC.

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

The first critical accounting policy relates to revenue recognition. The Company recognizes income from its oil and gas sales when title passes on the sale of the related product.

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

In July, 2007, the Company issued 53, 571 shares of its common stock in payment of wages earned. The shares were valued at $15,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 300,000 shares of its common stock in accordance with an employment agreement on time stock grant. The shares were valued at $84,000, which was based on the market value of the shares on the date of issuance.

In August 2007, the Company issued 3,900,000 shares of its common stock in exchange for the cancellation of $11,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $667,967 on the conversion.

In September 2007, the Company issued 6,900,000 shares of its common stock in exchange for the cancellation of $20,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $1,430,600 on the conversion.

In September 2007, the Company issued 1,100,000 shares of its common stock in consideration for consulting services. The services were valued at $214,000, which was based on the market value of the shares on the date of issuance.

In September 2007, the Company issued 202,500 shares of its common stock in exchange for the cancellation of $19,737 of indebtedness due on certain accounts payable. The Company recognized a loss of $23,576 on the issuance.

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPT 30, 2007 AND 2006

REVENUES

Revenues for the three months ended September 30, 2007 were $2,826 and $0 for the same period of 2006.

OPERATING EXPENSES

General and administrative expenses for the three months ended September 30, 2007 totaled $202,600, which primarily consisted of accounting and legal fees of $38,968, consulting expenses of $26,765, compensation to its officers and employees of $90,000, depreciation and amortization of $14,764, office rent of $1,360, and other general and administrative expenses totaling $30,743.

Operating expenses for the three-months ended September 30, 2006 totaled $58,272, which primarily consisted of salaries and related costs to non-officers totaling $17,561, accrued compensation to its officers totaling $18,000, accounting and legal fees of $17,741, depreciation and amortization of $14,439, and other general and administrative expenses totaling $8,272.

Non-cash consulting fees for the three months ended September 30, 2007 amounted to $333,975.

Interest charged to operations for the three months ended September 30, 2007 and 2006 amounted to $72,202 and $12,773, respectively. Interest charged to operations in both years relate to the interest accrued on the various indebtedness due by the Company.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPT 30, 2007 AND 2006

The revenue during the six months ended September 30, 2007 was $7,200 and was generated from the lease of the thermal pulsing pump. The lease was cancelled in June 2007 and the equipment returned. In addition during the six month period the Company earned $2,826 from oil and gas sales. There was no revenue for the same six month period of 2006.

OPERATING EXPENSES

General and administrative expenses for the three months ended September 30, 2007 totaled $336,350, which primarily consisted of salaries and related costs to non-officers totaling $45,000, compensation to its officers totaling $150,000, contract labor of $10,765 accounting and legal fees of $52,485, other consulting expenses of $26,765, depreciation and amortization of $29,527, office rent of $2,380, and other general and administrative expenses totaling $19,428.

Operating expenses for the six-months ended September 30, 2006 totaled $142,481, which primarily consisted of salaries and related costs to non-officers totaling $32,400, accrued compensation to its officers totaling $36,000, accounting and legal fees of $33,748, depreciation and amortization of $28,876, office rent of $4,830, and other general and administrative expenses totaling $6,627.

Non-cash consulting fees for the six months ended September 30, 2007 amounted to $636,071.

Interest charged to operations for the six months ended September 30, 2007 and 2006 amounted to $65,995 and $12,773, respectively. Interest charged to operations in both years relate to the interest accrued on the various indebtedness due by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company's current assets totaled $64,836, consisting of $27,336 in cash accounts and prepaid expenses totaling $37,500, which consisted of the value of the Company's common stock issue for future services. The Company also had oil and gas leases and options with a book value of $1,005,221, equipment with a net book value of $43,351, and licensing rights of $223,393, net of amortization. Total assets at September 30, 2007 amounted to $1,336,801.

As of September 30, 2007, the Company had current liabilities of $1,116,119 consisting of accrued compensation to officers of $412,000 and notes payable of $1,077,690 and had no long term liabilities.

As of September 30, 2006, the Company's had current assets of $8,721. It had equipment with a net book value of $45,276, security deposits of $1,312, and licensing rights of $285,446, net of amortization. Total assets at September 30, 2006 amounted to $327,033.

As of September 30, 2006, the Company had current liabilities of $1,005,698 consisting of accrued compensation to officers of $311,000 and notes payable of $638,926, and had no long term liabilities.

During the six months ended June 30, 2006, the Company received $61,250 through the sale of 1,225,000 shares of the Company's rule 144 common stock and received $47,000 in advances from its President. During the same period, the Company paid $109,765 in its operations.

During the six months ended September 30, 2007, the Company received $25,000 through the sale of 55,556 shares of the Company's rule 144 common stock, $75,500 relating to the sale of a portion of its interests in its oil and gas properties, and received $21,000 in advances from its President, and $300,000 through the issuance of a convertible debenture. During the same period, the Company paid $273,553 in its operations, and paid $63,810 relating to its oil and gas properties, $51,068 repayment of debt and repaid $6,000 to its President.

With respect to the financial condition beyond September 30, 2007 the Company will need access to additional funding to meet operating requirements. Access to funding may come from joint venture opportunities, debt, stock placement or sale of assets. Accordingly, the Company does not expect to be able to fund operations from internally generated funds until such time as its new E & P (exploration and production) business strategy can be funded and implemented. As of the date of this audit Company had no material commitments for any additional financing, and there can be no assurance that any such commitments would be obtained on favorable terms, if at all.

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

On August 7, 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction there of, of any Homestead-owned well interest on this property. No assurance can be given as to the expected progress or performance of the development of the wells or that the production therefrom will prove profitable.

SUBSEQUENT EVENTS

On October 26, 2007, the Company utilized the funds received from the La Jolla Loan for an equity investment of a forty seven and one half percent (47 1/2%) interest in Bowie Energy, LLC, a Texas limited liability company ("Bowie") that is a newly created entity for the acquisition (the "Acquisition") of the Quitman and Redwater Texas oil and gas producing properties (the "Quitman and Redwater Texas Properties"). Bowie previously entered into a non binding Letter of Intent on October 8, 2007 with a non affiliate. for the Acquisition. The Quitman and Redwater Texas Properties include oil and gas leases including all production effective October 1, 2007, a 63 mile pipeline, all rolling stock, real property, and other miscellaneous property. The Acquisition is for a total consideration of $16,000,000 with (i) $6,000,000 to be carried back by the Seller, (ii) additional debt financing of $8,000,000 for which Bowie has received a non binding Preliminary Term Sheet from Western National Bank and (iii) $2,000,000 to be raised by Bowie.

On October 29, 2007 Platina Energy Group, Inc. (the "Company") through its wholly owned subsidiary, Platina Exploration Corporation, entered into a Property Sale and Joint Venture Agreement (the "Rick Newell Agreement") with Buccaneer Energy Corporation ("Buccaneer"). The Rick Newell Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in the Rick Newell Salt Water Disposal Project located in Oklahoma that consists of one (1) producing oil well (Rick #1) currently producing approximately four (4) barrels of oil per day, one (1) salt water disposal well (the Newell #2) and a number of wells which are to be recompleted and dispose of the salt water on the lease in the Newell #2 well. Pursuant to the Rick Newell Agreement, the Company is to pay to Buccaneer a total consideration of $455,138. The Company anticipates selling a forty percent (40%) interest in the Rick #1 and Newell #2 wells and a fifteen percent (15%) interest in the remaining non-operating wells of the Rick Newell Salt Water Disposal Project to various third party investors and retaining a ten percent (10%) and thirty five percent (35%) interest, respectfully in such wells.

On October 31, 2007, the Company, through its wholly owned subsidiary, Platina Exploration Corporation, also entered into a Property Sale and Joint Venture Agreement (the "Oklahoma Agreement") with Buccaneer. The Oklahoma Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in (i) the approximate forty percent (40%) interest of Buccaneer in the Oklahoma PUD Prospects comprised of several undeveloped prospects to be drilled and (ii) a one half (1/2) interest in the East Texas Projects consisting of the Gaywood acquisition comprised of approximately fifty (50) locations in Rusk County. The Oklahoma Agreement further provides that Buccaneer will show the Company other opportunities or projects and if the Company elects to participate, it will receive a one half (1/2) interest in such project or projects upon reimbursement to Buccaneer for its costs in such project(s). The Oklahoma Agreement also provides that the Company will pay Buccaneer $199,873 comprised of $60,000 cash to be paid by November 16, 2007 and a $139,873 promissory note at six percent (6%) interest due on or before January 31, 2008.

Both the Rick Newell Agreement and the Oklahoma Agreement further provide that Buccaneer and the Company will be equal partners in future operations with Buccaneer's wholly owned subsidiary, Buccaneer Energy L.L.C. being the operator of projects located in Oklahoma, Bowie Operating Company ("Bowie"), a newly formed Texas operator being the operator of all other projects except that pursuant to an oral agreement, Bowie will also be the Operator of the Newell #2 upon completion of bonding in Oklahoma, with all operations to be at cost, plus normal Model 610 Operating Agreement COPUS drilling, completion and operating overhead reimbursement fees.

Management has worked aggressively in the second and third quarters to position the company for potential significant future growth through the acquisitions and joint venture, including an income strategy that can be offset by much of the tax loss carry forwards. The Company also anticipates strategic further debt reductions that will substantially enhance its net income after tax. Actual losses from operations have been relatively small in comparison to other competitors. With a minimal staff of full time employees and modest office overhead, the Company has positioned itself for optimal operational bottom lines as revenues grow.

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

In January 2007, the Company issued 50,000 shares of its rule 144 common stock as additional consideration on a $50,000 loan (See Note 5).

In February 2007, the Company issued 750,000 shares of its rule 144 common stock in consideration for consulting agreement Services valued at $93,375 based upon the market price of shares on date of issuance.

In March 2007, the Company issued 2,200,000 shares of its common stock in consideration for the cancellation of $4,400 of indebtedness (See Note 5). The aggregate fair value of the shares issued was $286,000; accordingly, the Company recorded a $281,600 loss on settlement of debt.

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

In June 2007, the Company issued 1,400,000 shares of its common stock in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

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

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $4,400 of indebtedness due on certain convertible debentures. The company recognized a loss of $2,481,600 on the conversion.

In June 2007, the Company issued 1,000,000 shares of its common stock in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.

In July, 2007, the Company issued 53,571 shares of its common stock in payment of wages earned. The shares were valued at $15,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 300,000 shares of its common stock in accordance with an employment agreement on time stock grant. The shares were valued at $84,000, which was based on the market value of the shares on the date of issuance.

In August 2007, the Company issued 3,900,000 shares of its common stock in exchange for the cancellation of $11,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $667,967 on the conversion.

In September 2007, the Company issued 7,900,000 shares of its common stock in exchange for the cancellation of $23,700 of indebtedness due on certain convertible debentures. The Company recognized a loss of $1,624,000 on the conversion.

In September 2007, the Company issued 100,000 shares of its common stock in consideration for consulting services. The services were valued at $9,000, which was based on the market value of the shares on the date of issuance.

In September 2007, the Company issued 202,500 shares of its common stock in exchange for the cancellation of $19,737 of indebtedness due on certain accounts payable. The Company recognized a loss of $23,576 on the issuance.

In September 2007, the Company issued 37,500 shares of its common stock in consideration for legal services. The services were valued at $8,438, which was based on the market value of the shares on the date of issuance.

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