Form 10QSB
period 2007-12-31
PLATINA ENERGY GROUP INC.
filed 2008-02-14
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2007.

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_____________to_____________.

Commission File No. 000-28335

Platina Energy Group, Inc.
(Name of small business issuer in its charter)

Delaware	84-1080043
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

1807 CAPITOL AVE. SUITE 101 - I, CHEYENNE, WY	82001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (307) 637-3900

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	None

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

As of January 25, 2008, the Company had 99,354,158 shares of $.001 par value common stock issued and 81,697,908 shares of $.001 par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS

SIGNATURES
EXHIBIT 31.1
EXHIBIT 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLATINA ENERGY GROUP, INC.
FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2007

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements	Page

Consolidated Balance Sheet As of December 31, 2007	F-1

Consolidated Statements of Operations For the Three and Nine Months Ending Dec 31, 2007 and 2006, and for the Period Jan. 9, 2007 through Dec 31, 2007	F-2, F-3

Consolidated Statements of Cash Flows For the Nine Months Ending Dec 31, 2007 and for the Period Jan. 9, 2007 through Dec 31, 2007	F-4 – F-7

CONSOLIDATED BALANCE SHEET

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

December 31,
2007

ASSETS
Current assets
Cash	$1,268,207
Note receivable	253,123
Prepaid expenses	25,000
Total current assets	1,546,330

Property & equipment
Oil and gas properties, full cost method of accounting:
Unproven	1,729,379
Other property and equipment	40,998

Other assets
Intangible asset subject to amortization	210,982

$3,527,689

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$84,579
Accrued compensation due officers	397,000
Derivative liabilities	2,601,457
Convertible notes payable and accrued interest payable, net of discount of $1,922,917	131,046
Notes payable to related parties	356,137
Notes payable - other	887,645
Total current liabilities	4,457,864

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized
70,000 shares designated Series A, 61,091 shares issued and
outstanding. Aggregate liquidation preference of $0. One
share of Series A preferred is convertible into 10 shares
of common stock.	61
Preferred stock, 100,000 shares designated Series B, 96,464
shares issued and outstanding. Aggregate
liquidation preference of $9,646.	96
One share of Series B preferred is convertible
into 100 shares of common stock.
Preferred stock, 10,000 shares designated Series C,	4
3,600 shares issued and outstanding
Aggregate liquidation of $360. One
share of Series C preferred is convertible into
100 shares of common stock.
Common stock; $0.001 par value; 100,000,000 shares
authorized; 87,572,908 shares issued and 69,572,908 shares outstanding.	69,573
Additional paid in capital	18,751,446
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(12,837,535)
Total stockholders' deficit	(930,175)

$3,527,689

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					From
	Three Months Ended		Nine Months Ended		January 9, 2007
	December 31,		December 31,		through
	2007	2006	2007	2006	December 31, 2007

Revenue from equipment lease	$-	$7,400	$7,200	$7,400	$18,000
Revenue from oil and gas sales	48,000		50,826		50,826
	48,000	7,400	58,026	7,400	68,826

Operating Expenses
Testing costs associated with Thermal Pump	-	-	7,200	-	7,200
Depreciation, depletion, and amortization	7,200	-	7,476	-	7,476
General and administrative expenses	335,034	74,985	671,383	205,056	779,050
Consulting fees, non-cash	348,750	150,000	984,821	150,000	1,161,850
Compensation, non-cash	23,885	-	106,863	-	117,638
	714,869	224,985	1,777,743	355,056	2,073,214

Loss from Operations	(666,869)	(217,585)	(1,719,717)	(347,656)	(2,004,388)

Other Income (Expense)
Interest income	3,123	-	3,123	-	3,123
Interest expense	(310,138)	(14,982)	(376,133)	(42,159)	(529,551)
Changes in fair value of derivative liability	(1,483,810)		(1,483,810)		(1,483,810)
Loss on settlement of debt	(2,973,000)	(28,012)	(8,541,309)	(28,012)	(8,822,909)
	(4,763,825)	(42,994)	(10,398,129)	(70,171)	(10,833,147)

Net Loss	$(5,430,694)	$(260,579)	$(12,117,846)	$(417,827)	$(12,837,535)

Per Share Data
Basic loss per share	$(0.09)	$(0.01)	$(0.28)	$(0.02)

Weighted average common
shares outstanding	58,074,810	19,340,424	43,593,531	18,205,207

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From
	Nine Months Ended		January 9, 2007
	December 31,		through
	2007	2006	December 31, 2007

Cash Flows from Operating Activities
Net Loss	$(12,117,846)	$(417,827)	$(12,837,535)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	37,232	37,232	49,643
Depreciation expense	7,059	6,353	9,412
Depletion expense	7,476	-	7,476
Accrued interest income	(3,123)		(3,123)
Loss on settlement of debt	8,541,309	28,012	8,822,909
Change in fair value of conversion features	-	-	134,776
Change in fair value of derivative liabilities	1,483,810	-	1,483,810
Common stock issued for services	984,821	150,000	1,172,624
Common stock issued for salary	55,000	-	55,000
Common stock issued for loan fee	22,000	-	22,000
Amortization of debt discount	127,083	-	127,083
Amortization of stock options and warrants	106,863	-	106,863
Changes in assets:
(Increase) in prepaid expenses	(12,794)	-	(10,500)
Decrease in deposits	-	1,312	-
Changes in liabilities
Increase (decrease) in accounts payable and accrued expenses	24,842	(31,259)	76,803
Increase in accrued compensation due related parties	50,000	54,000	50,000
Increase in short-term borrowings	69,172	42,159	85,520

Net cash used in operating activities	(617,096)	(130,018)	(647,239)

Cash Flows from Investing Activities
Proceeds from sale of interest in oil and gas properties	175,500	-	200,500
Loans to third party	(250,000)		(235,184)
Acquisition of oil and gas properties	(130,094)	-	(185,684)
Purchase of equipment	-	(7,432)	-

Net cash used in investing activities	(204,594)	(7,432)	(238,307)

Cash Flows from Financing Activities
Proceeds from sale of common stock	25,000	61,250	25,000
Proceeds from issuance of debt	2,150,000	-	2,200,000
Repayment of debt	(128,370)	-	(128,370)
Advances from related parties	49,000	71,500	60,000
Repayment of related party advances	(6,000)	(1,500)	(6,000)

Net cash provided by financing activities	2,089,630	131,250	2,150,630

Net Increase (Decrease) in Cash and Cash Equivalents	1,267,940	(6,200)	1,268,207

Cash and Cash Equivalents - Beginning of Period	267	6,200	-

Cash and Cash Equivalents - End of Period	$1,268,207	$-	$1,268,207

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From
	Nine Months Ended		January 9, 2007
	December 31,		through
	2007	2006	December 31, 2007

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$3,370	$-	$3,370
Income Taxes	$-	$-	$-

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

In September 2006, 5,000 shares of the Company's Series B preferred shares were converted into 500,000 shares of the Company's common stock.

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

In April 2007, the Company issued 12,464 shares of its Series B preferred stock in exchange for the extension of an option to acquire certain oil and gas leases. The shares were valued at $149,568 based upon
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

In November 2007, the Company issued 2,500 shares of its Series B preferred stock in consideration for consulting fees.
The services were valued at $63,750, which was based on the market value of the underlying common shares on date of issuance.

In November 2007, the Company issued 8,000,000 shares of its common stock in exchange for the cancellation of
$24,000 of indebtedness due on certain convertible debentures. The Company recognized a loss of $2,088,000 on the conversion.

In December 2007, the Company issued 1,500,000 shares of its common stock in consideration for consulting fees.
The services were valued at $247,500, which was based on the market value of the shares on date of issuance.

In December 2007, the Company issued 6,000,000 shares of its common stock in exchange for the cancellation of
$3,000 of indebtedness due on certain convertible debentures. The Company recognized a loss of $897,000 on the conversion.

In December 2007, the Company acquired all of the joint venture interests owned by Zone Petroleum and Homestead
Oil and Gas for a total of $530,000 evidenced by promissory notes (See Note 7).

In December 2007, the Company obtained a $1,500,000 loan from Trafalgar, the Company agreed to place in escrow
18,000,000 shares of its common stock which was set aside to prevent the Company from issuing shares in excess of the number required if Trafalgar elected to convert its debt into common stock of the Company. For financial reporting purposes the Company considers these 18,000,000 shares as issued but not outstanding.

During the quarter ended December 31, 2007, the Company received $2,150,000 though the issuance of convertible debt which have beneficial conversion features amounting to $805,270, which will be charged to operations over the term of the respective debt.

The accompanying notes are an integral part of these financial statements

Note 1.  Basis of Presentation and Organization

Organization, History and Business

Platina Energy Group, Inc. ("the Company"), a Delaware Corporation, was originally incorporated on January 19, 1988.  The Company went through several previous unrelated transactions involving other businesses that have subsequently been divested.  A further subsequent restructure of the Company on June 25, 2005 resulted in the name change to Platina Energy Group, Inc. with a business focus on the oil and gas sector.

The Company is in the exploration stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises ,” with its principal activity being the exploration and development of oil and gas properties.

On March 30, 2005, the Company formed a wholly owned subsidiary, Permian Energy International, Inc., a Nevada Corporation to acquire certain rights for enhanced oil recovery and reduction of paraffin build up through a thermal pulsing pump device. On April 6, 2005, the Company completed its acquisitions of rights and licenses from Permian Energy Services, LP in connection with certain rights including the representation and marketing of a proprietary thermal pulsing pump in the oil and gas industry.  The assets acquired from the LP were transferred into Permian Energy International.  The thermal pulse unit, (“TPU”), was engineered to create a new recovery pump for oil particularly in fields with heavy paraffin problems.  As a by-product of the process for specific field applications, the need for down-hole or pump jacks can be eliminated.  Also, flow rates of oil from viscosity changes due to heat and pressure changes can be substantially increased. Through May 2007, the Company leased its sole TPU for $3,600 per month.

On January 5, 2007, the Company formed Appalachian Energy Corp. a Nevada Corporation (“Appalachian”). Appalachian was formed as a wholly owned subsidiary to acquire oil and gas properties for exploration and development (See Note 4).

In June of 2007, the Company formed Platina Exploration Corp., a Nevada Corporation (“PEC”).  PEC is headquartered in Dallas, Texas PEC has acquired producing interests on multiple leases in Seminole County, Oklahoma (See Note 4).

On October 5, 2007, the Company formed Applegate Petroleum Management LLC, (“Applegate”). Applegate is headquartered in Cheyenne, Wyoming, and its primary function is to coordinate private equity raising activities for Platina.

The accompanying financial statements include the activities of the Company and its subsidiaries.  All material intercompany transactions have been eliminated.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2007.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (January 19, 1988).  In addition, the Company has used ongoing working capital in its operations.  At December 31, 2007 the Company’s current liabilities exceeded its current assets by approximately $4,300,000 and it has an accumulated deficit of approximately $18,000,000.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its oil and gas production, funds generated by provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debt. Management has purchased certain rights and licenses from Permian Energy Services LP (“Permian”), a related party (see Notes 3 & 5), in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Further, the Company has entered into various drilling programs with third parties. Management believes that these sources of funds will allow the Company to continue as a going concern through 2008. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group, Inc. and its wholly owned subsidiaries, Appalachian Energy Corporation Permian Energy International, Inc. and Applegate Petroleum Management, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  The Company does not accrue interest on overdue accounts receivable.

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  At December 31, 2007, the Company had no accounts receivable due. Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

The Company’s equipment consists of a TPU unit which is being depreciated over its estimated useful life of 7 years on the straight-line method.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, the Company did not deem any of its long-term assets to be impaired.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, and Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments

During the three months ended December 31, 2007, the Company recognized a derivative liability of $2,601,457 pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” as the Company did not have sufficient authorized and unissued shares to meet all of its commitments relating its convertible debt, outstanding warrants, and options.  The Company recognized a loss of $1,483,810 relating to this accrual.

Revenue recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable.  Sales are recorded net of sales discounts.

In September 2006, the Company entered into an agreement to joint venture its thermal pulsing pump (TPU) for one year at $3,600 per month.  The lease was cancelled effective June 1, 2007. Pursuant to the lease agreement, the Company received an advance payment of $7,400 and was required to make certain modifications to the pump’s vessel. As of December 31, 2007, the Company incurred $7,432 in costs associated in the vessel upgrade. The upgrade was completed in October 2006 and the $7,432 is included in the cost basis of the TPU. The lease commenced in November 2006. The costs of the vessel upgrades are being depreciated over the pump’s remaining expected useful life of approximately 6 years.  During the nine-months ended December 31, 2007, the Company generated $50,826 from its oil and gas production of which $48,000 was earned from the sale of approximately 600 barrels of oil to Zone Petroleum. The Company is currently storing the oil for Zone, who has accepted ownership and full responsibility for the oil purchased.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that the asset will not be realized through future operations.

The Company has total net operating tax loss carry forwards at December 31, 2007 of approximately $9,200,000 for federal income tax purposes.  These net operating losses have generated a deferred tax asset of approximately $3,000,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through December 31, 2027 for federal tax purposes.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 101,656,854 and 27,410,814 for the three months ended December 31, 2007 and 2006, respectively and 72,595,400 and 26,275,660 for the nine months ended December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to the short term nature of the instruments.

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

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption.  This Statement permits application to eligible items existing at the effective date (or early adoption date).  The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 3. Note Receivable

In October 2007, the Company advanced $250,000 to Buccaneer Energy Corporation. The loan is evidenced by a promissory note which is assessed interest at an annual rate of 6%. The note matures on October 15, 2008, when principal and accrued interest is fully due and payable. As security for the loan, Buccaneer pledged to the Company a 50% membership interest in Bowie Energy, LLC. (“Bowie”) formed in Texas on October 9, 2007.  See also Note 11.

Note 4. Acquisition of Licensing Rights

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $12,411 and $12,411 in each of the three months ended December 31, 2007 and 2006, respectively. Amortization expense charged to operations amounted to $37,232 and $37,232 in each of the nine months ended December 31, 2007 and 2006, respectively.

Estimated amortization expense is as follows:

Year ending Dec 31,
2008	$ 49,643
2009	49,643
2010	49,643
2011	49,643
2012	12,410
$ 210,982

Note 5. Property and equipment

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

In January 2007, the company issued 22,500 shares of its Series B Preferred Stock to Tri Global Holdings, LLC for the purchase of oil and gas leases to thirty to thirty five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee.  The 22,500 shares were valued at $213,773, based on the market price of the Company’s underlying common stock on the date of acquisition. Each share of Series B Preferred is convertible into 100 shares of the Company’s common stock.

In February 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of oil and gas leases and options comprising of approximately 20,000 acres located in Palo Duro Basin, Texas and oil and gas leases located on 372 acres in Young Texas. The 25,000 shares were valued at $237,525, based on the market price of the Company’s underlying common stock on the date of acquisition.

Further in April 2007, the Company issued 12,464 shares of its Series B Preferred Stock to extend the option through August 1, 2007. The 12,464 shares of Class B preferred stock were valued at $149,568 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.

In June 2007, the Company issued 61,091 of its Class A convertible preferred stock in exchange for the oil and gas leases referenced above.  The 61,091 shares of Class A convertible preferred stock were valued at $171,055 based on the market price of the underlying common shares on which the preferred shares can be converted into on the date of issuance.

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

On May 14, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming corporation to fund the development of its Young County prospect. Pursuant to the agreement, Zone is granted an exclusive for the Young County prospect as long as Zone is able to fund the development of 35 wells over an 18 month period based an turnkey agreement of $50,000 per well. As discussed below, in June, 2007. The Company acquired the remaining balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC. Under the agreement with Zone Petroleum, it will receive a 75% working interest with Platina retaining the remaining 25% working interest. Under the agreement, the Company will receive an operating fee of 10% to 15%, subject to negotiation. During the nine months ended December 31, 2007, the Company received $175,500 from Zone and received an additional $25,000 last year relating to this agreement. On December 30, 2007, the Company acquired the remaining 75% working interest from Zone in exchange for a note payable in the amount of $210,000 (See Note 7).

On August 7th 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction there of, of any Homestead-owned well interest on this property. Drilling activities began in August of 2007. No assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.  On December 30, 2007, the Company acquired the remaining 75% working interest from Homestead in exchange for a note payable in the amount of $320,000 (See Note 7).

On October 29, 2007 the Company, through its wholly owned subsidiary, Platina Exploration Corporation, entered into a Property Sale and Joint Venture Agreement (the "Rick Newell Agreement") with Buccaneer Energy Corporation ("Buccaneer"). The Rick Newell Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in the Rick Newell Salt Water Disposal Project located in Oklahoma that consists of one (1) producing oil well (Rick #1) currently producing approximately four (4) barrels of oil per day, one (1) salt water disposal well (the Newell #2) and a number of wells which are to be recompleted and dispose of the salt water on the lease in the Newell #2 well. Pursuant to the Rick Newell Agreement, the Company is to pay to Buccaneer a total consideration of $455,138. In connection with this purchase, the Company is offering to qualified investors units at a price of $50,000 each. Each unit consist of 100,000 restricted shares of the Company’s common stock, a 4% working interest in the Rick #1 and the Newell #2 and a 1 ½ % working interest in the 10 non-operating wells. As of January 10, 2008, the Company has received $525,000 through the issuance of 10.5 units.

On October 31, 2007, the Company, through its wholly owned subsidiary, Platina Exploration Corporation, also entered into a Property Sale and Joint Venture Agreement (the "Oklahoma Agreement") with Buccaneer. The Oklahoma Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in (i) the approximate forty percent (40%) interest of Buccaneer in the Oklahoma PUD Prospects comprised of several undeveloped prospects to be drilled and (ii) a one half (1/2) interest in the East Texas Projects consisting of the Gaywood acquisition comprised of approximately fifty (50) locations in Rusk County. The Oklahoma Agreement further provides that Buccaneer will show the Company other opportunities or projects and if the Company elects to participate, it will receive a one half (1/2) interest in such project or projects upon reimbursement to Buccaneer for its costs in such project(s). The Oklahoma Agreement also provides that the Company will pay Buccaneer $199,873 comprised of $60,000 cash and a $139,873 promissory note at six percent (6%) interest due on or before January 31, 2008. The Company paid the amounts due in January 2008, when the purchase was completed.

Both the Rick Newell Agreement and the Oklahoma Agreement further provide that Buccaneer and the Company will be equal partners in future operations with Buccaneer's wholly owned subsidiary, Buccaneer Energy L.L.C. being the operator of projects located in Oklahoma, Bowie Operating Company ("Bowie Operating"), a newly formed Texas LLC being the operator of all other projects except that pursuant to an oral agreement, Bowie Operating will also be the Operator of the Newell #2 upon completion of bonding in Oklahoma, with all operations to be at cost, plus normal Model 610 Operating Agreement COPUS drilling, completion and operating overhead reimbursement fees. Buccaneer has a 50% membership interest in Bowie.

Note 6.  Convertible Debt

Agreement #1

On March 14, 2007, convertible debentures totaling $137,556 were sold by four Noteholders (“Assignors”) of the Company to third party assignee(s) represented by counsel (“Assignee”).  Under the terms of the sale, the Company agreed to modify the conversion feature of the notes. Under the modified terms, The Assignee shall have the right, upon three (3) days written notice to the Company, to convert the unpaid principal and accrued interest of each Note into the Company’s common stock at a rate of $0.002 per share for the first 4,000,000 shares and thereafter $0.003 per share, except the last 4,000,000 shares will be at the rate of $0.004 per share; provided, however, the Assignee can only convert after the respective Assignor has been fully paid for that portion of the Note that the Assignee is looking to convert. The terms further provide that no Note shall be converted at any time by the Assignee if it would result in the Assignee beneficially owning more than 9.99% of the common stock of the Company at the time of such conversion and that no Note can be converted at any time that the Fair Market Value of the common stock of the Company is less than nine cents ($0.09) per share without the prior written consent of the Board of Directors of the Company. In addition, the converted shares can not be sold by the Assignee(s) represented by legal counsel into the US Market for a period of five (5) years from the date of the Assignment.  In March 2007, the Company issued 2,200,000 shares of its common stock in exchange for canceling $4,400 of indebtedness. The Company recognized a loss of $281,600 on the conversion. The Company determined that the modification of the conversion features created a beneficial conversion feature (“BCF”) totaling $134,775 which was charged to interest expense during the year ended March 31, 2007.

During the nine months ended December 31, 2007, the Company issued 39,900,000 shares of its common stock in exchange for canceling $80,900 of indebtedness.  These shares cannot be sold in the U.S. market for five years. The Company recognized a loss of $8,517,733 on the conversions, which is the difference between the prevailing market price of the shares on the date of conversion and the conversion price. Of the $80,900, $4,400 was cancelled under a special agreement at a price of $.0005 per share on which 8,800,000 shares were issued.

The balance of the convertible debenture at December 31, 2007 totaled $66,076 including accrued interest. The note is assessed interest at an annual rate of 12%. Interest charged to operations during the three months ended December 31, 2007 and 2006 totaled $3,657 and $4.087, respectively. Interest charged to operations during the nine months ended December 31, 2007 and 2006 totaled $13,021 and $13,573, respectively.

Agreement #2

On August 30, 2007 the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“La Jolla”), to (i) sell to La Jolla a 7 ¼ % Convertible Debenture for $300,000 with a maturity date of August 30, 2010 if not earlier converted by La Jolla into shares of the Company’s Common Stock and (ii) issue to La Jolla a Warrant to Purchase up to 3,000,000 shares of the Company’s common stock at price of $1 per share with an expiration date of August 30, 2010.

Under the terms of the convertible debenture, La Jolla can convert the debt or any portion thereof.  The number of common shares into which the debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the Conversion Price multiplied by ten times the dollar amount of debenture being converted, the entire result being divided by the Conversion Price. The Conversion Price equals the lesser of (i) $1.00 or (ii) 80% of the average of the 3 lowest prices of the Common Shares during the twenty days prior to conversion. If La Jolla elects to convert, the Company has the right to pay off the amount of debt to be converted including accrued interest, however, if the trading price of the Company’s common shares is less than $.25 at the time of La Jolla elects to convert, the Company may pay off the amount of debt and accrued interest to be converted with a 20% penalty thereon. The Company has the right to prepay any or all of the outstanding principal balance and accrued interest due at anytime in an amount equal to 120% of such outstanding balance and accrued interest.

The Company has valued the convertible debenture (imputing an interest rate of 4.87%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $300,000 discount on the $300,000 principal amount of the convertible debenture. The discount is being amortized over the life of the 3 year life of the debenture. Interest charged to operation on the debenture for the three months ending December 31, 2007 and 2006 amounted to $7,270 and $0, respectively. Interest charged to operation on the debenture for the nine months ending December 31, 2007 and 2006 amounted to $9,117 and $0, respectively. Interest charged to operation on the discount for the three months ending December 31, 2007 and 2006 amounted to $25,000 and $0, respectively. Interest charged to operation on the debenture for the nine months ending December 31, 2007 and 2006 amounted to $33,333, and $0, respectively.

Agreement #3

On October 16, 2007 the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“La Jolla”), to (i) sell to La Jolla a 8 % Convertible Debenture for $250,000 with a maturity date of October 16, 2010 if not earlier converted by La Jolla into shares of the Company’s Common Stock and (ii) issue to La Jolla a Warrant to Purchase up to 2,500,000 shares of the Company’s common stock at price of $1 per share with an expiration date of October 16, 2010.

Under the terms of the convertible debenture, La Jolla can convert the debt or any portion thereof.  The number of common shares into which the debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the Conversion Price multiplied by ten times the dollar amount of debenture being converted, the entire result being divided by the Conversion Price. The Conversion Price equals the lesser of (i) $1.00 or (ii) 80% of the average of the 3 lowest prices of the Common Shares during the twenty days prior to conversion. If La Jolla elects to convert, the Company has the right to pay off the amount of debt to be converted including accrued interest, however, if the trading price of the Company’s common shares is less than $.25 at the time of La Jolla elects to convert, the Company may pay off the amount of debt and accrued interest to be converted with a 20% penalty thereon. The Company has the right to prepay any or all of the outstanding principal balance and accrued interest due at anytime in an amount equal to 120% of such outstanding balance and accrued interest.

The Company has valued the convertible debenture (imputing an interest rate of 4.97%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $250,000 discount on the $250,000 principal amount of the convertible debenture. The discount is being amortized over the life of the 3 year life of the debenture. Interest charged to operation on the debenture for the three months ending December 31, 2007 and 2006 amounted to $3,770 and $0, respectively. Interest charged to operation on the debenture for the nine months ending December 31, 2007 and 2006 amounted to $3,770 and $0, respectively. Interest charged to operation on the discount for the three months ending December 31, 2007 and 2006 amounted to $93,750 and $0, respectively. Interest charged to operation on the debenture for the nine months ending December 31, 2007 and 2006 amounted to $93,750, and $0, respectively.

On December 7, 2007, the Company made a prepayment on the convertible debenture in the amount of $75,000.  On January 25, 2008, the Company paid this debt in full and no further obligation is due.

Agreement #4

The Company completed a $1,500,000 financing pursuant to a Securities Purchase Agreement with an effective date of December 31, 2007 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,500,000 to the Company (the "Loan") pursuant to a secured Promissory Note (the "Note") dated December 31, 2007 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the Note, principal and interest amortized over the remaining twenty five months of the Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued interest due on March 30, 2010.

Trafalgar is entitled, at its option, to convert until the Note is fully paid all or any part of the principal amount of the Note, plus accrued interest, into shares of the Company’s common stock, at the price per share equal to $0.17 when the Common Stock is trading at or above $0.40 per share.  If the Company fails to make a monthly payment within 5 days of its due date, then Trafalgar can convert its debt into shares of the Company’s common stock at a price per share equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company’s Common Stock, as quoted by Bloomberg, LP, for the ten trading days immediately preceding the Conversion Date.

The Company issued 18,000,000 shares of its common stock and a third party non-affiliate issued an additional 6,000,000 shares into escrow as additional security for the loan.

As long as the Note is not in default and the trading price of the Company’s common stock is $.40 per share or higher, the Company has the right to pay down all or a portion of the principal balance and accrued interest plus a 15% redemption fee.

In the event that the Company authorizes a stock split or a stock dividend, the conversion price in effect immediately prior to such split or dividend will be proportionately decreased, and in the event that the Company shall at any time combine the outstanding shares of common stock, the conversion price in effect immediately prior to such combination shall be proportionately increased, effective at the close of business on the date of split, dividend or combination as the case may be.

The Company is required to prepare and file, no later than thirty days from the date of failing to make any cash payment, including the applicable cure period (“Scheduled Filing Deadline”), a registration statement with the SEC under the 1933 Act for the registration for the resale by Trafalgar of at least two times the number of shares which are anticipated to be issued upon conversion of the Note. The Company shall cause the Registration Statement to remain effective until all of the converted shares have been sold.

In the event the Company fails to file the registration statement ,or it does not become effective within 60 days of the filing deadline (“Scheduled Effective Date”), or sales can not be made due to a fault in the registration statement, the Company is required to pay as liquidated damages to Trafalgar, at its option, either a cash amount or shares of the Company’s common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Note outstanding as for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be.

As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $70,000 per month) in the form of common shares only if the common stock price is trading above $.40 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.17 per share subject to certain potential adjustments.

The Company has computed a beneficial conversion feature on the debt in the amount of $1,500,000. The discount is being amortized over the life of the debenture.

The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

Note 7. Note Payable - Other

Note #1

As discussed in Note 3, Wyoming Energy Corp, a corporation previously owned by the Company’s President, returned its 10% interest in Permian Energy Services LLC in order to bring the settlement with Permian to a successful conclusion. In consideration for the loss of Wyoming's interest in the LLC, the Company transferred its obligation to Permian to Wyoming under the same terms and conditions.

Under the terms of the note, all principal and accrued interest was due two years from the date of the note, on April 5, 2007.   Interest accrued and charged to operations on this obligation accruing during the three months ended December 31, 2007 and 2006 totaled $3,733 and $4,087, respectively. Interest accrued and charged to operations on this obligation accruing during the nine months ended December 31, 2007 and 2006 totaled $11,036 and $13,573, respectively. The total balance of this obligation at December 31, 2007 is $252,645. The due date of this obligation including accrued interest has been extended to March 31, 2008.

Note #2

On November 29, 2007 the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest in the amount of $5,000 and repayment of the principal and interest within 60 days.  The note also called for the issuance of 100,000 shares of the Company’s common stock in payment of a loan fee.   The loan fee was valued at $22,000, which was based on the market price of the shares on the date of issuance.  The loan fee is included in expense for the nine months ended December 31, 2007. Interest accrued and charged to operations on this obligation accruing during the three months ended December 31, 2007 and 2006 totaled $5,000 and $0, respectively. Interest accrued and charged to operations on this obligation accruing during the nine months ended December 31, 2007 and 2006 totaled $5,000 and $0, respectively. The total balance of this obligation at December 31, 2007 is $105,000. The maturity date of the Note was extended to March 29, 2008. Under the amended terms of the Note, interest is assessed on the principal balance at an annual rate of 15%.

Note #3

On December 30, 2007 the Company acquired the remaining 75% working interest in the Young County, Texas prospect through the issuance of a note payable to Zone Petroleum, LLC in the amount of $210,000.  Pursuant to the note, $10,000 is payable on or before February 15, 2008 and the remaining $200,000 accrues interest at 8% per annum with interest only payments payable quarterly commencing April 1, 2008 for a period of two years at which time all remaining principal and accrued but unpaid interest shall be due and payable.

Note #4

On December 30, 2007 the Company acquired the remaining 75% working interest in the Tennessee prospects through the issuance of a note payable to Homestead Oil and Gas, Inc. in the amount of $320,000.  Pursuant to the note, $20,000 is payable on or before February 15, 2008 and the remaining $300,000 accrues interest at 8% per annum with interest only payments payable quarterly commencing April 1, 2008 for a period of two years at which time all remaining principal and accrued but unpaid interest shall be due and payable.

Note 8. Due to Related Parties

As of December 31, 2007, the Company owed its President, Blair Merriam, a total of $356,137 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the three months ended December 31, 2007 and 2006 on these loans totaled $8,655 and $7,378, respectively. Interest charged to operations for the nine months ended December 31, 2007 and 2006 on these loans totaled $24,926 and $18,188, respectively In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company’s common stock at $0.17 per share.

Note 9. Shareholders' Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company’s Series B Preferred Stock were converted into 500,000 shares of the Company’s common stock.

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

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas. (See Note 4)

In March 2007, 5,000 shares of the Company’s Series B Preferred Stock were converted into 500,000 shares of the Company’s common stock

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

In November 2007, the Company issued 2,500 shares of its Series B Preferred Stock in exchange for consulting fees. The shares were valued at $63,750 based upon the market price of the underlying common shares at date of issuance.

Common Stock

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company’s common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.

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

In October 2007, the Company issued 500,000 shares of its common stock for five units in the Rick Newell Agreement.  See Note 4.

In November 2007, the Company issued 8,000,000 shares of its common stock in exchange for the cancellation of $24,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $2,088,000 on the conversion. These shares cannot be sold in the U.S. market for five years.

In November 2007, the Company issued 300,000 shares of its common stock for three units in the Rick Newell Agreement.  See Note 4.

In November 2007, the Company issued 100,000 shares of its common stock in payment of a loan fee.  The loan fee was valued at $22,000, which was based on the market value of the shares on the date of issuance.

In December 2007, the Company issued 1,500,000 shares of its common stock in exchange for the consulting services.  The services were valued at $247,500, which was based on the market value of the shares on the date of issuance.

In December 2007, the Company issued 6,000,000 shares of its common stock in exchange for the cancellation of $3,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $897,000 on the conversion. These shares cannot be sold in the U.S. market for five years.

In December 2007, the Company issued 150,000 shares of its common stock for one and one-half units in the Rick Newell Agreement.  See Note 4.

In December 2007, the Company issued 343,750 shares of its common stock in payment of $55,000 of salary owed to one executive.

Stock Warrants

At December 31, 2007, there were total warrants outstanding to purchase 1,425,000 shares of rule 144 common stock at $0.50, and 4,425,000 shares of common stock at $1.00. The expiration dates of the warrants vary from July 31, 2007 to August 30, 2010.  During the nine months ended December 31, 2007, the Company issued an extension for certain warrants and accordingly, recorded an expense of $35,767 associated with the expiration of the warrants.  Also during the nine months ended December 31, 2007 the Company issued 3,000,000 warrants, included above, and accordingly recorded an expense of $12,550 associated with the amortization of these warrants over their respective life. At December 31, 2007, warrants to purchase 1,425,000 shares of common stock at $.50 per share and warrants to purchase 1,425,000 shares of common stock at $1.00 per share expired.

Employee Stock Option Plan

On March 25, 2005, the Company established a stock option plan for officers, directors, employees and consultants. Under the plan, certain options issued will constitute “Incentive Stock Options” within the meaning of section 422A of the Internal Revenue Code, and other options issued will be deemed nonstatutory. The Company’s Board of Directors is responsible for the plan and the granting of the options.  The number of common shares reserved to be issued through the plan is 3,000,000. Options are exercisable for as period up to ten years from the date of grant. The Company’s Board of Directors decides the actual term of each option. Options granted to employees are subject to a vesting schedule based upon the number of years of continuous service that the employee has with the Company from the grant date of the respective option. After three years of continuous service from the date of grant, the respective options held by an employee are fully vested. The price for shares issued through the exercise of incentive stock options are at fair market value for all employees with the exception of employees who are significant shareholders, who will pay no less than 110% of market value. The price for shares issued through the exercise of nonstatutory options shall be decided by the Company’s Board, but at a price no less than 100% of the shares market value at date of grant.

On March 28, 2007, the Company granted stock options for a total of 3,000,000 common shares. The options were issued to its management and its employee under its 2005 Stock Option Plan. The options are exercisable any time through March 27, 2012 at a price of $.09 per share. The agreements limit the amount of shares exercised per holder in any year to 100,000. These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 139%.  Compensation recognized on the above option grants was $215,500 which will be charged to operations over the next five years.  For the three and nine months ended December 31, 2007, amortization of the options was $10,775 and $32,325 respectively.

On March 28, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010.  The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.49%, a dividend yield of 0% and volatility of 139%. . Compensation recognized on the above option grant was $13,940 which was charged to operations at March 31, 2007,

On April 13, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on April 12, 2010.  The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.71%, a dividend yield of 0% and volatility of 164%. Compensation recognized on the above option grant was $17,100 which was charged to operations during the nine months ended December 31, 2007,

On June 7, 2007, the Company granted a consultant options to purchase 1,000,000 shares of its common stock at a price of $0.28 per share, the option expires on June 7, 2012.  The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.71%, a dividend yield of 0% and volatility of 164%.  Compensation recognized on the above option grant was $262,200 which will be charged to operations over the next five years.  For the three and nine months ended December 31, 2007, amortization of the options was $13,110 and $26,220.

Note 10. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of December 31, 2007, the 4,000,000 stock options outstanding were all issued to related parties (see Note 7).

Noncash Transactions

For the three months ended December 31, 2007 and 2006, the Company accrued $30,000 and $18,000, respectively, for compensation due its officers for services rendered. For the nine months ended December 31, 2007 and 2006, the Company accrued $105,000 and $54,000, respectively, for compensation due its officers for services rendered. The balances due to these officers at December 31, 2007 totaled $397,000.

Note 11. Subsequent Events

In January 2008, the Company issued 100,000 shares of its common stock for one unit in the Rick Newell Agreement.  See Note 5.

In January 2008, the Company agreed to convert the $250,000 promissory note from Buccaneer Energy Corporation into 50% ownership in Bowie Energy, LLC. See Note 3.

On January 28, 2008, the Company issued 5,000,000 warrants to unrelated parties for services rendered. The warrants are exercisable immediately at a price of $0.25 per share.  The expiration dates of the warrants vary from January 18, 2013 to January 24, 2013.

On January 10, 2008, the Company formed Wildcat Energy Corp., a Nevada Corporation (“Wildcat”).  Wildcat Energy Corp., is a wholly owned subsidiary of Platina Energy Group, Inc. (collectively, the "Company") and entered into an Agreement of Sale and Purchase (the "Agreement") with Energas Resources, Inc. ("Energas"), TGC, Inc., a wholly-owned subsidiary of Energas, ("TGC") and AT Gas Gathering Systems, Inc., a wholly-owned subsidiary of Energas ("ATG")( Energas, TGC and ATG collectively, "Energas Resources") with the transactions set forth in the Agreement also closing on January 17, 2008 effective as of January 1, 2008. Pursuant to the Agreement, Energas Resources sold to the Company (i) all of the Energas Resources properties and interests, producing and non-producing, owned by Energas Resources as listed in the Agreement (ii) all right title and interest of Energas Resources in oil, gas and mineral leases, subleases, easements, farmout agreements, royalty agreements, overriding royalty agreements, and/or net profit interest agreements in 11 properties located in Laurel County, Kentucky and 10 properties in Whitley County, Kentucky as described in the Agreement, (iii) the interests of Energas Resources in certain property located in Laurel and Whitley Counties, Kentucky including but not limited to wells, approximately 9 miles of natural gas transmission line and gathering system facilities, compressor station and De-Hy Unit and other personal property as further described in the Agreement and (iv) all regulatory permits, licenses and authorizations relating to the purchased assets. The purchase price for the foregoing assets is $2,300,000 of which $100,000 was paid at the closing and $2,200,000 was paid by the Company executing a 7 1/2 % interest non recourse promissory note (the "Note") secured by the assets transferred to the Company. The Note further provides that the Company pay Energas Resources $100,000 on April 1, 2008, $100,000 on July 1, 2008 and commencing October 1, 2008, quarterly payments of interest only until January 1, 2010 when all outstanding principal and accrued but unpaid interest is due in full.

On January 17, 2008, Platina Energy Group, Inc. ("Platina") also entered into an Agreement for Sale and Purchase of Oil and Gas Properties (the "Wyoming Agreement") with Energas with the transactions set forth in the Wyoming Agreement also closing on January 17, 2008. Pursuant to the Wyoming Agreement, Platina purchased a 26% working interest in the Rusty Creek Prospect in Niobrara County, Wyoming, which includes the Finley #1 and Finley #2 producing wells and Finley #4, TA with existing production of approximately 11 barrels of oil per day, plus leases of oil and gas rights on 1,760.11 acres and various personal property for a purchase price ,all of which was paid at closing, of (i) $233,379 (ii) warrants to purchase 2,500,000 shares of Platina's common stock at $.25 per share which expire on January 17, 2010, (iii) $10,593 for its participation in the workover of the Finley #1 and (iv) $111,896 for its participation in the deepening of the Finley #2.

On January 8, 2008, the Company acquired a 44% working interest in the Golf #1 Well, and the assignment of the Jack Goff and Cumberland College leases which comprises approximately 838 acres for a total purchase price of $10,000.

On January 25, 2008, the Company paid a total of $179,658 in principal and interest to La Jolla for payment in full of the convertible debenture dated October 16, 2007.  No further obligation is due under this agreement. See Note 6, Agreement #3.

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

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES.  AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT.  TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND NEITHER THE COMPANY NOR MANAGEMENT ASSUMES ANY OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

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

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Revenues

Revenues for the three months ended December 31, 2007 were $48,000 compared to $7,500 for the same period in 2006.  The primary source of revenues for the three months ending December 31, 2007 was from the sale of oil and gas production.  This relatively dramatic growth in oil and gas revenues represents the initial results of the Company’s extensive re-work and other development efforts that begun earlier in 2007.  Management is optimistic that future revenues from the sale of products will continue to increase exponentially as the result of the increasing operational activities of the Company.

Operating Expenses

Operating expenses totaled $701,759 for the three months ended December 31, 2007 and $224,985 for the same period of 2006.  This increase of $476,774 for the three months ended December 31, 2007 from the comparable period in 2006 is primarily the result of an increase of $260,049 in the general and administrative expenses and $198,750 in non-cash consulting fees. These increases in expenses are primarily the direct result of the ramp up of overall operational activities.

Other Income (Expense)

The “non-cash” losses from “Other Income and Expenses” for the three months ended December 31, 2007 was $4,763,825 compared to $42,994 for the same period in 2006.  This increase was due primarily to an increase in changes in Fair value of derivative liability of $1,483,810 and an increase in loss on conversion of debt to equity of $2,944,988. The Company incurred interest expense for the three months ended December 31, 2007 of $310,138 as compared to $74,985 for the same period of 2006.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Revenues

Revenues for the nine months ended December 31, 2007 were $58,026 compared to $7,400 for the same period in 2006. The primary source of revenues was from the sale of oil and gas production.  This relatively modest growth in oil and gas revenues represents the initial results of the Company’s extensive re-work and other development efforts that begun earlier in 2007.  Management believes that future revenues from the sale of products will continue to increase as the result of the increasing operational activities of the Company. But no assurance can be given with respect to revenues or profits.

Operating Expenses

Operating expenses for nine months ended December 31, 2007 were $1,764,633 as compared to $344,056 for the same period of 2006.  This represents an increase in operating expenses of $1,420,577 over the comparable period in 2006.  This increase was primarily the result of increases in two categories, general and administrative expenses and non-cash consulting fees. General and administrative expenses increased were $671,383 for the nine months ended December 31, 2007 representing a $466,325 increase over the comparable period for 2006.  Consulting fees, non-cash expenses were $984,821 for the nine months ended December 31, 2007 compared to $150,000 for the same period in 2006. This represents an $834,821 increase over the comparable period of 2006.

Other Income (Expense)

The non-cash losses from “Other Income and Expenses” for the nine months ended December 31, 2007 was $10,398,129 compared to $70,171 for the same period in 2006.  This increase of loss was due primarily to an increase in changes in fair value of derivative liability of $1,483,810 and an increase in loss on settlement of debt of $8,513,297.  Interest expense for the period was $376,133 compared to $42,159 for the same period of 2006.  This represents an increase of $295,246 for the interest expense category.

Liquidity and Capital Resources

As of December 31, 2007, the Company's current assets totaled $1,546,330, consisting of $1,268,207 in cash accounts, $253,123 in notes receivable and prepaid expenses totaling $25,000. which consisted of the value of the Company's common stock issued for future services. The Company also had oil and gas leases and options with a book value of $1,1,729,379, equipment with a net book value of $40,988, and licensing rights of $210,982, net of amortization. Total assets at December 31, 2007 amounted to $3,527,689.

As of December 31, 2007, the Company had current liabilities of $4,457,864 consisting of accrued accounts payable of $84,679, compensation to officers of $397,000, derivative liabilities of $2,601,457, and notes payable of $1,374,828 combined.  The Company had no long term liabilities.

As of December 31, 2006, the Company's had current assets of $50,410.  This consisted of  equipment with a net book value of $50,410, Other assets consisting of licensing rights of $2260,625, net of amortization. Total assets at December 31, 2006 amounted to $343,435.

As of December 31, 2006, the Company had current liabilities of $1,024,842 consisting of $53,939 in accounts payable and accrued expenses,  and  accrued compensation to officers of $3329,000 and notes payable of $641,894.  The Company had no long term liabilities.

With respect to the financial condition beyond December 31, 2007 the Company will need access to additional funding to meet operating requirements. Access to funding may come from joint venture opportunities, debt, stock placement or sale of assets. Accordingly, the Company does not expect to be able to fund operations from internally generated funds until such time as its new E & P (exploration and production) business strategy can be funded and implemented. As of the date of this audit Company had no material commitments for any additional financing, and there can be no assurance that any such commitments would be obtained on favorable terms, if at all.

Plan of Operation

The Company has previously maintained its operations through debt financing and from the sale of rule 144 stock and advances from related and unrelated parties. The Company plans to provide for its future financing needs through debt and equity financing as well as strategic joint venture alliances. Over the next twelve months the Company plans to continue its efforts in forming joint venture alliances as well as other potential avenues to extinguish debt if and have access to strategic capital pools. Actual losses attributed to operations for the first quarter were negligible and in line with internal projections.

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

Future equity capital raises or share exchange for debt may be accretive or dilutive to stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising capital and other financial and operational matters which could further restrict operations or finances. If the Company is unable to obtain additional financing as strategically needed, it may be required to reduce the scope of operations for anticipated expansion, which could have a material adverse effect on business, results of operations and financial condition.

The Company began drilling activities at the end of the first fiscal quarter of 2007 in Young County, Texas and having struck oil with its first well, the Company expects to book limited revenues from oil production in the second quarter ending September 31, 2007. The Company subsequently renegotiated a joint venture financing arrangement providing for the drilling of 35 wells over and 18 month period and is now replotting the field for a new potential technological advantage for water flood and drilling activities.

The Company’s Appalachian project began activities in the second fiscal quarter ending September 31, 2007 and has subsequently drilled and completed two successful wells waiting connection to the pipeline on the property.  Additional drilling will commence in the last fiscal quarter beginning January of 2008.

In addition to paving the way for the following quarter of fiscal 2007, the Company also entered into agreements to acquire interests in other fields and ongoing operations that it anticipates to announce and close before fiscal year end.  The Company also owns lease acreage in the Dalo Duro Basin that is awaiting further engineering data for evaluation.

On October 26, 2007, the Company utilized the funds received from a La Jolla Capital Loan that was subsequently paid off in the subsequent quarter for loan to enhance production on properties that it has rights to interests in.  The amount of the loan proceeds were $250,000.

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

The Company subsequently raised capital through joint venture partners diluting its interest but removing cash requirements for development and well bore interests were assigned allowing Platina and small  overriding interest.

The Company entered into subsequent events through PEC acquiring interests in other assets, the Rick Newell Agreement and the Oklahoma Agreement which further provide that Buccaneer (a jv partner) and the Company will be equal partners in future operations with Buccaneer's wholly owned subsidiary, Buccaneer Energy L.L.C. being the operator of projects located in Oklahoma, Bowie Operating Company ("Bowie"), a newly formed Texas operator being the operator of all other projects except that pursuant to an oral agreement, Bowie will also be the Operator of the Newell #2 upon completion of bonding in Oklahoma, with all operations to be at cost, plus normal Model 610 Operating Agreement COPUS drilling, completion and operating overhead reimbursement fees.

Subsequent Events

In January 2008, the Company issued 100,000 shares of its common stock for one unit in the Rick Newell Agreement.  See Note 5.

In January 2008, the Company agreed to convert the $250,000 promissory note from Buccaneer Energy Corporation into 50% ownership in Bowie Energy, LLC. See Note 3.

On January 28, 2008, the Company issued 5,000,000 warrants to unrelated parties for services rendered. The warrants are exercisable immediately at a price of $0.25 per share.  The expiration dates of the warrants vary from January 18, 2013 to January 24, 2013.

On January 10, 2008, the Company formed Wildcat Energy Corp., a Nevada Corporation (“Wildcat”).  Wildcat Energy Corp., is a wholly owned subsidiary of Platina Energy Group, Inc. (collectively, the "Company") and entered into an Agreement of Sale and Purchase (the "Agreement") with Energas Resources, Inc. ("Energas"), TGC, Inc., a wholly-owned subsidiary of Energas, ("TGC") and AT Gas Gathering Systems, Inc., a wholly-owned subsidiary of Energas ("ATG")( Energas, TGC and ATG collectively, "Energas Resources") with the transactions set forth in the Agreement also closing on January 17, 2008 effective as of January 1, 2008. Pursuant to the Agreement, Energas Resources sold to the Company (i) all of the Energas Resources properties and interests, producing and non-producing, owned by Energas Resources as listed in the Agreement (ii) all right title and interest of Energas Resources in oil, gas and mineral leases, subleases, easements, farmout agreements, royalty agreements, overriding royalty agreements, and/or net profit interest agreements in 11 properties located in Laurel County, Kentucky and 10 properties in Whitley County, Kentucky as described in the Agreement, (iii) the interests of Energas Resources in certain property located in Laurel and Whitley Counties, Kentucky including but not limited to wells, approximately 9 miles of natural gas transmission line and gathering system facilities, compressor station and De-Hy Unit and other personal property as further described in the Agreement and (iv) all regulatory permits, licenses and authorizations relating to the purchased assets. The purchase price for the foregoing assets is $2,300,000 of which $100,000 was paid at the closing and $2,200,000 was paid by the Company executing a 7 1/2 % interest non recourse promissory note (the "Note") secured by the assets transferred to the Company. The Note further provides that the Company pay Energas Resources $100,000 on April 1, 2008, $100,000 on July 1, 2008 and commencing October 1, 2008, quarterly payments of interest only until January 1, 2010 when all outstanding principal and accrued but unpaid interest is due in full.

On January 17, 2008, Platina Energy Group, Inc. ("Platina") also entered into an Agreement for Sale and Purchase of Oil and Gas Properties (the "Wyoming Agreement") with Energas with the transactions set forth in the Wyoming Agreement also closing on January 17, 2008. Pursuant to the Wyoming Agreement, Platina purchased a 26% working interest in the Rusty Creek Prospect in Niobrara County, Wyoming, which includes the Finley #1 and Finley #2 producing wells and Finley #4, TA with existing production of approximately 11 barrels of oil per day, plus leases of oil and gas rights on 1,760.11 acres and various personal property for a purchase price ,all of which was paid at closing, of (i) $233,379 (ii) warrants to purchase 2,500,000 shares of Platina's common stock at $.25 per share which expire on January 17, 2010, (iii) $10,593 for its participation in the workover of the Finley #1 and (iv) $111,896 for its participation in the deepening of the Finley #2.

On January 8, 2008, the Company acquired a 44% working interest in the Golf #1 Well, and the assignment of the Jack Goff and Cumberland College leases which comprises approximately 838 acres for a total purchase price of $10,000.

On January 25, 2008, the Company paid a total of $179,658 in principal and interest to La Jolla for payment in full of the convertible debenture dated October 16, 2007.  No further obligation is due under this agreement. See Note 6, Agreement #3.

Management has worked aggressively in the second and third quarters to position the company for potential significant future growth through acquisitions and joint ventures, including an income strategy that can be offset by much of the tax loss carry forwards. The Company also anticipates strategic further debt reductions that will substantially enhance its net income after tax. Actual losses from operations have been relatively small in comparison to other competitors. With a minimal staff of full time employees and modest office overhead, the Company has positioned itself for optimal operational bottom lines as revenues grow.

Known Risks and Seasonality and Trends

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

In April 2006, Clark returned the 2,025,000 shares of the Company’s common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.

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

In October 2007, the Company issued 500,000 shares of its common stock for five units in the Rick Newell Agreement.  See Note 4.

In November 2007, the Company issued 8,000,000 shares of its common stock in exchange for the cancellation of $24,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $2,088,000 on the conversion. These shares cannot be sold in the U.S. market for five years.

In November 2007, the Company issued 300,000 shares of its common stock for three units in the Rick Newell Agreement.  See Note 4.

In November 2007, the Company issued 100,000 shares of its common stock in payment of a loan fee.  The loan fee was valued at $22,000, which was based on the market value of the shares on the date of issuance.

In December 2007, the Company issued 1,500,000 shares of its common stock in exchange for the consulting services.  The services were valued at $247,500, which was based on the market value of the shares on the date of issuance.

In December 2007, the Company issued 6,000,000 shares of its common stock in exchange for the cancellation of $3,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $897,000 on the conversion. These shares cannot be sold in the U.S. market for five years.

In December 2007, the Company issued 150,000 shares of its common stock for one and one-half units in the Rick Newell Agreement.  See Note 4.

In December 2007, the Company issued 343,750 shares of its common stock in payment of $55,000 of salary owed to one executive.

In January 2008, the Company issued 100,000 shares of its common stock for one unit in the Rick Newell Agreement.  See Note 5.

In January 2008, the Company agreed to convert the $250,000 promissory note from Buccaneer Energy Corporation into 50% ownership in Bowie Energy, LLC. See Note 3.

On January 28, 2008, the Company issued 5,000,000 warrants to unrelated parties for services rendered. The warrants are exercisable immediately at a price of $0.25 per share.  The expiration dates of the warrants vary from January 18, 2013 to January 24, 2013.

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