Form 10QSB/A
period 2007-12-31
PLATINA ENERGY GROUP INC.
filed 2008-05-16
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended December 31, 2007.

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_____________to_____________.

Commission File No. 000-28335

Platina Energy Group, Inc.
(Name of small business issuer in its charter)

Delaware	84-1080043
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

14850 MONTFORT DR. SUITE 131, DALLAS, TX	82001
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (972) 458-9600

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
None	None

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES

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

$3,527,689

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

PLATINA ENERGY GROUP, INC.
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					From
	Three Months Ended		Nine Months Ended		January 9, 2007
	December 31,		December 31,		through
	2007	2006	2007	2006	December 31, 2007

Revenue from equipment lease	$-	$7,400	$7,200	$7,400	$18,000
Income earned during the exploratory stage	48,000		50,826		50,826
	48,000	7,400	58,026	7,400	68,826

Operating Expenses
Testing costs associated with Thermal Pump	-	-	7,200	-	7,200
Depreciation, depletion, and amortization	7,200	-	7,476	-	7,476
General and administrative expenses	694,559	224,985	1,749,957	355,056	3,124,002
	701,759	224,985	1,764,633	355,056	3,138,678

Loss from Operations	(653,759)	(217,585)	(1,706,607)	(347,656)	(3,069,852)

Other Income (Expense)
Interest income	3,123	-	3,123	-	3,123
Interest expense	(310,138)	(14,982)	(376,133)	(42,159)	(529,551)
Changes in fair value of derivative liability	(1,483,810)		(1,483,810)		(1,483,810)
Loss on settlement of debt	(2,973,000)	(28,012)	(8,541,309)	(28,012)	(8,822,909)
	(4,763,825)	(42,994)	(10,398,129)	(70,171)	(10,833,147)

Net Loss	$(5,417,584)	$(260,579)	$(12,104,736)	$(417,827)	$(13,902,999)

Per Share Data
Basic loss per share	$(0.09)	$(0.01)	$(0.28)	$(0.02)

Weighted average common
shares outstanding	58,074,810	19,340,424	43,593,531	18,205,207

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

The Company recognized stock-based compensation expense of $372,635 and $150,000 for the three month periods ending December 31, 2007 and 2006, respectively, and $1,091,684 and $150,000 for the nine month periods ending December 31, 2007 and 2006, respectively. Stock based compensation is included in general and administrative expense.

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

As of November 13th, 2006 the Company's corporate headquarters is located on 1807 Capitol Ave. Suite 101 - I, Cheyenne, WY 82001

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Income Earned During the Exploration Stage

Income earned during the exploration stage for the three months ended December 31, 2007 was $48,000 compared to $7,500 for the same period in 2006.  The primary source of this income for the three months ending December 31, 2007 was from the sale of oil and gas production.  This growth in this income represents the initial results of the Company’s extensive re-work and other development efforts that began earlier in 2007.  Management believes that future income from the sale of products will continue to increase as the result of the increasing operational activities of the Company.  But no assurance can be given in this regard.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

Income Earned During the Exploration Stage

Income earned during the exploration stage for the nine months ended December 31, 2007 was $58,026 compared to $7,400 for the same period in 2006. The primary source of this income was from the sale of oil and gas production.  This growth in this income represents the initial results of the Company’s extensive re-work and other development efforts that began earlier in 2007.  Management believes that future income from the sale of products will continue to increase as the result of the increasing operational activities of the Company. But no assurance can be given in this regard.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as the end of the period covered by this report. There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

All of the issuances of the common stock described above are claimed to be exempt pursuant to Rule 506 of Regulation D under the Securities Act of 1933 (the "Act").  No advertising or general solicitation was employed in offering these securities.  The offerings and sales were made only to accredited investors, and subsequent transfers were restricted in accordance with the requirements of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification.

31.2	Section 1350 Certification.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008	PLATINA ENERGY GROUP, INC.

	By	/s/ BLAIR J. MERRIAM
Blair J. Merriam
Principal Executive Officer and Principal Financial Officer