Form 10KSB
period 2008-03-31
PLATINA ENERGY GROUP INC.
filed 2008-07-16
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                       to                     .

Commission File No. 000-28335

Platina Energy Group Inc.
(Name of small business issuer in its charter)

Delaware	84-1080043

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14850 MONTFORT DR. SUITE 131, DALLAS, TEXAS	75254

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (972) 458-9600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001 Per Share

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
Yes ☐       No ☑
State issuer's revenues for its most recent fiscal year: $116,863.

The aggregate market value of the registrant’s voting common stock held by non-affiliates on July 11, 2008 was approximately $17,035,008, based on the closing price of such stock on such date.
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐       No ☐
(APPLICABLE ONLY TO CORPORATE ISSUERS)
State the number of shares of the outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
The number of shares of the registrant's common stock issued as as of July 10, 2008 was 143,746,582, of which 125,746,582 are outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

PART I
ITEM 1. and ITEM 2. DESCRIPTION OF BUSINESS AND PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION

PART III
ITEM 9. DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 13. EXHIBITS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

Forward-Looking Statements

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

These statements are necessarily subjective and involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or accomplishments, to differ materially from any future results, performance or achievements described in or implied by such statements. Actual results may differ materially from expected results described in management's forward-looking statements, including with respect to accurate measurement and identification of factors affecting the business or the extent of their likely impact, the accuracy and completeness of the publicly available information with respect to the factors upon which the business strategy is based, or the success of the business. Furthermore, industry forecasts may be inaccurate, especially over long periods of time. Factors that may cause actual results, management's performance or accomplishments, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	The Corporate ability to attract and retain management;
•	Corporate growth strategies;
•	Management's ability to anticipate trends in the business;
•	Future results of operations;
•	Management's ability to make viable acquisitions;
•	Management's ability to successfully and economically explore for and develop oil and gas resources;
•	Market conditions in the oil and gas industry;
•	Management's ability to raise capital in order to finance exploration, acquisition and development activities;
•	The impact of government regulation;
•	Estimates regarding future net revenues from oil and natural gas reserves and the present value thereof;
•	Increases in oil and gas production;
•	The number of wells we anticipate drilling in the future;
•	Estimates, plans and projections relating to acquired properties;
•	The number of potential drilling locations;
•	The financial position, business strategy and other plans and objectives for future operations;
•	The possibility of unexpected costs relating to operations and acquisitions;
•	The volatility in commodity prices for oil and gas;
•	The accuracy of internally estimated proved reserves;
•	The recoverability of estimated oil and gas reserves;
•	The ability to replace oil and gas reserves;
•	The availability and costs of drilling rigs and other oilfield services;
•	Environmental risks;
•	Exploration and development risks;
•	Competition;
•	The inability to realize expected value from acquisitions;
•	The ability of the Corporate management team to execute its plans to meet its goals;
•	General economic conditions, whether nationally, internationally, or in the regional and local market areas in which we do business, that may be less favorable than expected; and
•	Other economic, competitive, governmental, legislative, regulatory, geopolitical and technological factors that may negatively impact our businesses, operations and pricing.

These forward-looking statements are based largely on management's current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified elsewhere in this Form 10-KSB and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission.  Actual results could differ materially from these forward-looking statements.  All forward-looking statements included in this Form 10-KSB are based on information available to us as of the date hereof, and management assumes no obligation to update these forward-looking statements.

PART I

ITEMS 1 and 2.                                DESCRIPTION OF BUSINESS AND PROPERTIES.

THE COMPANY

Platina Energy Group Inc. (“Platina” or the “Company”) is an early stage, independent oil and gas exploration and production company headquartered in Dallas, Texas.  The Company is engaged primarily in the exploration and development of oil and gas properties, currently in the States of Texas, Oklahoma, Tennessee, Kentucky and Wyoming.  Platina will continue to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves, and to produce crude oil and natural gas as its principal products.  The Company anticipates its activities will continue to include acquiring interests in oil or gas properties located in established fields, managing and participating in developmental drilling operations, acquiring interests in producing oil or gas properties, acquiring and participating in tertiary recovery technologies on existing wells using thermal dynamic pulse units (“TPU’s”), which involve a proprietary, enhanced oil recovery technology, and license technology to further enhance oil and gas recovery and more.  Platina has evolved from primarily focusing on the TPU technology in 2005 to emphasizing the development of the Company’s leased properties since 2007.  As a result of shareholder encouragement coupled with increased commodity prices, beginning near the end of fiscal 2007 until the present, the Company has focused more heavily on lease acreage acquisitions, the drilling of new wells and tertiary recovery procedures on existing wells, while also continuing to develop the TPU technology.

As of March 31, 2008, the Company owned natural gas and oil leasehold interests in approximately 8,600 gross (7,000 net) acres, approximately 80% of which are undeveloped.  In addition, the Company owned working interests in 73 gross (41) net wells.  As of March 31, 2008, the Company had estimated net proved reserves of 2.9 million bbls of oil and 21.6 thousand MMCF of natural gas. The estimated net proved reserves are located on approximately 90% of the Company’s net acreage.

Platina was incorporated under Delaware law on January 19, 1988 as "Windom."  After incorporation, the Company went through several unrelated transactions involving other businesses that have subsequently been divested.  A further subsequent restructure of the Company on June 25, 2005 resulted in the name change to “Platina Energy Group Inc.” with a new business focus on the oil and gas sector.

The corporate address is 14850 Montfort Dr. Suite 131, Dallas, Texas 75254-6750. The main telephone number is (972)-458-9600.  The Company website address is www.PlatinaEnergyGroup.com.

Certain terms used herein relating to the natural gas and oil industry are defined in "Glossary of Certain Natural Gas and Oil Terms" included as Appendix A hereto.

RISK FACTORS

An investment in shares of Platina common stock is highly speculative and involves a high degree of risk. Investors should carefully consider all of the risks discussed below, as well as the other information contained in this Annual Report. If any of the following risks develop into actual events, the business, financial condition or results of operations of Platina could be materially adversely affected and the trading price of the common stock could decline.  This would be particularly true is the price of oil and or natural gas declined significantly.

Risks Related to the Company and its Business

Platina is an early-stage company with limited proved reserves and may not become profitable.

Platina Energy Group is an early-stage company, having entered the natural gas and oil industry in the summer of 2005. Although the Company has acquired oil and gas leases and undertaken exploration and other activities on the properties covered by such leases, a significant portion of the properties includes undeveloped acreage. To date the Company has experienced net losses, however, management expects to generate operational profits by September 30, 2008. To become profitable, the Company will need to continue to be successful in the acquisition, exploration, development and production activities, all of which are subject to many risks beyond Management’s control. Unless sufficient volumes of natural gas and oil are sold to cover expenses, the Company may not be profitable. Even if the Company becomes profitable, Management cannot assure investors or shareholders that such profitability will be sustainable or increase on an ongoing basis in the future.

Platina will need to procure additional financing to execute its business plan in the manner preferred, and the procurement of desired financing may or may not be possible to obtain on terms acceptable to Platina.

Additional financing must be procured in order to execute the business plan in the manner preferred, which may involve substantial capital expenditures for the exploration, development, exploitation and production of oil and gas reserves.  The current flow of revenues is not sufficient to finance the Company’s current plan.  Management is continually assessing and identifying various financing alternatives, including private or public sales of equity securities or the incurrence of additional indebtedness or both.  However, additional financing may not be available on favorable terms or at all particularly given current market conditions.  If the financing required is not available on acceptable terms, the Company could be prevented from executing its business plan in the manner preferred.  In such event, the Company may be forced to pursue a less ambitious plan, which could materially and adversely affect the business and the Company’s future financial condition.  Moreover, any debt financing undertaken to procure funds may involve restrictions limiting Platina’s operating flexibility.  If the Company obtains funds through the issuance of equity securities, the following results will or may occur:

•	The percentage ownership of existing stockholders will be reduced
•	Stockholders may experience additional dilution in net book value or future earnings per share
•	The new equity securities may have rights, preferences or privileges senior to those of the holders of Platina’s common stock.

In addition, if required financing is not available on acceptable terms, the Company could be forced to dispose of certain assets or curtail operations substantially or cease business altogether, any of which could result in a substantial reduction or elimination of the value of the then-outstanding equity.  Finally, if revenues or the potential borrowing base decreases as a result of lower oil and gas prices or operating difficulties, the Company may have a limited ability to expend the capital necessary to undertake or complete future drilling programs.  The future liquidity will depend upon numerous factors, including the success of exploration and production efforts as well as capital raising activities.  See “Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources.”

The current lending transactions, which are secured by all of Platina’s assets, feature limiting operating covenants and require substantial future payments, expose the Company to certain risks and may adversely affect the ability to operate the business.

Trafalgar Capital Specialized Fund, Luxembourg (“Trafalgar”) has provided the Company with a loan. This loan:

•
provided the Company with a net amount of $1.28 million in funds, which were used for the drilling, development and associated expenses of corporate overhead for new drilling activity for five wells on the Tennessee field;

•	are secured by a first lien on all of the Company assets as well as pledges of securities of common stock;

•	bear interest at 10% annually and adjusted against the fluctuation of the Euro;

•	contain limiting operating covenants;

•	contain events of default arising from failure to timely repay principal and interest or comply with certain covenants; and

•	require the repayment of the outstanding balance of the $1.5 million face value loan by March 30, 2010.

If the Company is unable to generate sufficient cash flow from operations, it may have difficulty in paying the outstanding balances of this loan or others when they become due.  If the Company were unable to pay such balances at the time they are due, Management would be forced to seek an extension to any outstanding loan(s) that cannot be paid, or seek alternative debt or equity financing.  If the Company were unable to obtain such an extension or alternative financing, it could default on this or other loans.  If default occurs on the payment or other performance obligations under this loan, the lenders could foreclose on a large part of the Company’s assets and securities pledged against the loan, and exercise other creditor rights, which could result in loss of all or nearly all of the value of the outstanding equity and or cause a substantial dilution in stockholders’ per-share equity.  In such an event, Management would also be required to obtain the lender’s consent for certain events, such as sales of  assets, and any additional financing, which if secured by Company assets would likely need a first lien waiver or be junior to Trafalgar’s lien.  For further information about the Company’s relationship with Trafalgar and financing, see “Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources,” and the risk factor captioned “The Company may have to enter into a number of arrangements, or be compelled into debt settlements that could result in a substantial increase in the number of outstanding shares of common stock, which could (among other things) potentially depress the price of the common stock if such shares were to be sold into the public market.”

Natural gas and oil reserves generally decline once a property becomes productive, and the Company may need to find new reserves to sustain revenue growth.

Even if natural gas and oil reserves are added through exploration activities, these reserves will decline as they are produced. This will result in a constant challenge to add new reserves through further exploration or further development of existing properties or to acquire new ones. There can be no assurance these exploration and development activities will be successful in adding new reserves. If the Company fails to replace or discover new reserves, the level of production and cash flow will be adversely impacted.

There is a large dependence on our current Management team, the loss of any member of which could delay the further execution of the Corporation’s business plan or potentially cause business failure, and there are currently no provisions for non-competition agreements.  The employment agreements with the Management team allow them to terminate their employment voluntarily and for any reason.

Platina depends on the services of Management to meet its business development objectives. As an early-stage company, it may be difficult to replace any of them. The loss of any person on the Management team could materially adversely affect the Company’s business and operations.  The Company has not required that any member of Management enter into a non-competition agreement.  Moreover, employment agreements with the Management team allow them to terminate their employment voluntarily upon 60 day’s written notice.  As a result, any member of the Management team could discontinue providing services at basically any time and for any reason, and even thereafter commence competition against the Company.

The Company may rely on independent experts and technical or operational service providers over whom there may be limited control or potential conflicts of interest.

The Company uses independent contractors to assist Management in identifying desirable natural gas and oil prospects to acquire as well as provide the Company with technical assistance and services. The Company also may rely upon the services of geologists, geophysicists, chemists, landmen, title attorneys, engineers and scientists to explore and analyze prospects to determine the best method by which the prospects may be developed in a cost-effective manner. In addition, Management intends to rely on the owners and operators of oil rigs and drilling equipment, and other providers of oilfield services, to drill and develop Company prospects and bring them to production. Moreover, if the properties held contain commercial quantities of natural gas and oil, Management would need to rely on third-party gathering or pipeline facilities to transport and purchase said production. The limited control over the activities and business practices of these providers, any inability on Management’s part to maintain satisfactory commercial relationships with them or their failure to provide quality services could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company does not always undertake a full title review of, or obtain title insurance on, acquired properties.

Consistent with industry practice, rather than incur the expense of formal title examination on a natural gas or oil property to be placed under lease, the Company has relied on and plans to continue to rely on the judgment of natural gas and oil lease brokers or landmen who perform the field work in examining government records before placing a mineral interest under lease. Although an operator of a well customarily obtains a preliminary title review to avoid obvious title deficiencies prior to the drilling of a natural gas or oil well, the Company does not always engage counsel to examine title until just prior to drilling the well. This could result in having to cure title defects that could affect marketability, which could result in increased costs. Management may conclude from a title examination that a lease was purchased from someone other than the owner, in which case the lease would be worthless and prevent the Company from recovering its expenditures.

Management’s review of properties cannot assure that all deficiencies or environmental risks may be identified or avoided.

Although the Company undertakes reviews that it believes are consistent with industry practice for its projects, these reviews are often limited in scope and may not reveal all existing or potential problems, or permit Management to become sufficiently familiar with the related properties to assess their deficiencies and capabilities. Moreover, the Company does not perform an inspection on every well, and the inspections performed may not reveal all structural or environmental issues. Even if the inspections identify problems, the seller or lessor may be unwilling or unable to provide effective contractual protection. The Company generally does not receive indemnification for environmental liabilities and, accordingly, may have to pursue many projects on an "as is" basis, which could require the Company to make substantial expenditures to remediate environmental contamination on acquired properties. If a property deficiency or environmental problem cannot be satisfactorily remedied to warrant commencing drilling operations on a property, the Company could lose its entire investment in the property.

Platina’s properties may be subject to substantial impairment of their recorded value.

The accounting rules for Platina’s properties that have proven reserves require the Company to review periodically their carrying value for possible impairment. If natural gas and oil prices decrease or if the recoverable reserves on a property are revised downward, the Company may be required to record impairment write-downs, which would result in a negative impact to its financial position. The Company may also be required to record impairment write-downs for properties lacking economic access to markets and must record impairment write-downs for leases as they expire, both of which could also negatively impact the Companies’ financial position.

The Company cannot fully insure against all risks related to its operations other than general liability, which could result in substantial claims for which the Company may be underinsured or uninsured.

The Company cannot fully insure against all risks and has not attempted to insure fully against risks where coverage is prohibitively expensive. Losses and liabilities arising from uninsured and underinsured events, which could arise from even one catastrophic accident, could materially and adversely affect the Company’s business, results of operations and financial condition. The Company does not have access to business interruption insurance, which is often provided to other industries.  As compared to common industry practices, Platina does carry sufficient insurance against specific liabilities included in its general liability policies. The exploration, drilling and other activities are subject to risks such as:

•	fires and explosions;
•	environmental hazards, such as uncontrollable flows of natural gas, oil, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;
•	abnormally pressured formations;
•	mechanical failures of drilling equipment;
•	personal injuries and death, including insufficient worker compensation coverage for third-party contractors who provide drilling services; and
•	natural disasters, such as adverse weather conditions and earthquakes.

Commodity price risk management decisions may cause the Company to forego additional future profits or result in making additional cash payments.

To reduce corporate exposure to changes in the prices of natural gas and oil, the Company may enter into commodity price risk management agreements for a portion of its natural gas and oil production. The agreements that the Company could enter into generally would have the effect of providing the Company with a fixed price for a portion of the expected future natural gas and oil production over a fixed period of time.  Commodity price risk management agreements expose the Company to the risk of financial loss, including the following:

•	production is less than expected;
•	the counter-party to the commodity price risk management agreement may default on its contractual obligations to the Company;
•	the Company could be required to post additional cash to cover margin requirements, which could materially and adversely affect liquidity;
•
the Company could be unable to meet additional margin requirements, which could result in the closing of positions thereby leading to a financial loss as well as the possible loss of the anticipated benefits of the related hedging transactions;

•	there may be a change in the expected differential between the underlying price in the commodity price risk management agreement and actual prices received; and
•	market prices may exceed the prices for which the Company is contracted to receive, resulting in the need to make significant cash payments.

Furthermore, the Company might sell security interests in certain properties in order to secure certain commodity price risk management arrangements. These security arrangements would subject the Company to the risk of a forfeiture of the property securing the hedging arrangement.  Moreover, commodity price risk management arrangements may limit the benefit the Company would receive from increases in the prices for oil and gas.

Operational impediments may hinder Company access to natural gas and oil markets or delay production.

The marketability of production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. For example, there may be no existing pipelines in certain areas where the Company has lease acreage. Therefore, if drilling results are positive in these areas, new gathering systems would need to be built to deliver any natural gas and oil to markets. There can be no assurance that the Company would have sufficient liquidity to build such a system or that third parties would build a system that would allow for the economic development of any such production.

The Company delivers natural gas and oil through gathering systems and pipelines that the Company may or may not own. These facilities may not be available to the Company in the future. The ability to produce and market natural gas and oil is affected and also may be harmed by:

•	the lack of pipeline transmission facilities or carrying capacity;
•	federal and state regulation of natural gas and oil production; and
•	federal and state transportation, tax and energy policies.

Any significant change in the arrangements with gathering system or pipeline owners and operators or other market factors affecting the overall infrastructure facilities servicing Company properties could adversely impact the ability to deliver the natural gas and oil produced to markets in an efficient manner. In some cases, the Company may be required to shut in wells, at least temporarily, for lack of a market because of the inadequacy or unavailability of transportation facilities. If that were to occur, the Company would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

The Company has limited control over activities on properties that it does not operate, which could reduce its proportional production and revenues.

A portion of the Company’s business activities is conducted through joint operating agreements under which the Company owns partial interests in natural gas and oil properties. The Company does not operate all of the properties in which it has interests and in some cases, the Company does not have the ability to remove the operator in the event of poor performance. As a result, the Company may have a limited ability to exercise influence over normal operating procedures, expenditures or future development of underlying properties and their associated costs. The failure of an operator of such wells to adequately perform operations, or an operator's breach of the applicable agreements, could reduce Platina’s production and revenues. The success and timing of drilling activities and development activities on properties operated by others therefore depend upon a number of factors outside of Management and the operator's control, including:

•	timing and amount of capital expenditures;
•	expertise and financial resources; and
•	inclusion of other participants.

Platina’s competitors include larger, better-financed and potentially more experienced companies.

The natural gas and oil industry is intensely competitive and, as an early-stage company, Platina must compete against larger companies that may have greater financial and technical resources than Platina, as well as substantially more experience in the industry. These competitive advantages may better enable competitors to sustain the impact of higher exploration and production costs, natural gas and oil price volatility, productivity variances among properties, overall industry cycles and other factors related to the oil and gas industry. Such advantages may also negatively impact Platina’s ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

Risks Related to the Natural Gas and Oil Business

Natural gas and oil are commodities subject to price volatility based on many factors outside the control of producers, and low prices may make properties uneconomic for future production.

Natural gas and oil are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for natural gas and oil have been volatile. These markets will likely continue to be volatile in the future. The prices a producer may expect and its level of production depend on numerous factors beyond its control, such as:

•	changes in global supply and demand for natural gas and oil;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	the price and quantity of imports of foreign natural gas and oil;
•	political conditions, including embargoes, in natural gas and oil producing regions;
•	the level of global natural gas and oil inventories;
•	weather conditions;
•	technological advances affecting energy consumption; and
•	the price and availability of alternative fuels.

Lower natural gas and oil prices may not only decrease revenues on a per unit basis, but also may reduce the amount of natural gas and oil that can be economically produced. Lower prices will also negatively impact the value of proved reserves.

Natural gas and oil exploration and production present many risks that are difficult to manage.

Platina’s natural gas and oil exploration, development and production activities are subject to many risks that may be unpredictable and are difficult to manage. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause exploration, development and production activities to be unsuccessful. This could result in a total loss of investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated, as unproved costs, will be charged against earnings as impairments.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect Platina’s cost of operations or the ability to operate according to the Company business plan.

If domestic drilling activity increases, particularly in fields where the Company operates, a general shortage of drilling and completion rigs, field equipment and qualified personnel could develop. As a result, the costs and delivery times of rigs, equipment and personnel could be substantially greater than in previous years. From time to time, these costs have sharply increased and could do so again. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail exploration and development operations, which could in turn adversely affect the Company’s results of operations.

Conducting operations in the natural gas and oil industry subjects the Company to complex laws and regulations, including environmental regulations, which can have a material adverse effect on the cost, manner or feasibility of doing business.

Companies that explore for and develop, produce and sell natural gas and oil in the United States are subject to extensive federal, state and local laws and regulations, including complex tax laws and environmental laws and regulations, and are required to obtain various permits and approvals from federal, state and local agencies. If these permits are not issued or unfavorable restrictions or conditions are imposed on the Company’s drilling activities, the Company may not be able to conduct operations as planned. Alternatively, failure to comply with these laws and regulations, including the requirements to obtain any permits, may result in the suspension or termination of operations and subject the Company to administrative, civil and criminal penalties. Compliance costs can be significant. Further, these laws and regulations could change in ways that substantially increase costs and associated liabilities. The Company cannot be certain that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not harm business, results of operations and financial condition. For example, matters subject to regulation and the types of permits required include:

•	water discharge and disposal permits for drilling operations;
•	drilling permits;
•	reclamation;
•	spacing of wells;
•	occupational safety and health;
•	air quality, noise levels and related permits;
•	rights-of-way and easements;
•	calculation and payment of royalties;
•	gathering, transportation and marketing of natural gas and oil;
•	taxation; and
•	waste disposal.

Under these laws and regulations, the Company could be liable for:

•	personal injuries;
•	property damage;
•	oil spills;
•	discharge of hazardous materials;
•	remediation and clean-up costs;
•	fines and penalties; and
•	natural resource damages.

Trading in Platina’s common stock may involve price and volume volatility.

Platina’s common stock has been trading on the Electronic Bulletin Board of the National Quotation Bureau under the symbol "PLTG" since June 17, 2005.  The volume of trading in Platina’s common stock varies greatly and may often be light, resulting in what is known as a "thinly-traded" stock. Until a larger secondary market for the common stock develops, the price of the Company’s common stock may fluctuate substantially. The price of the common stock may also be impacted by any of the following, some of which may have little or no relation to the Company or industry:

•	the breadth of Platina’s stockholder base and the extent to which securities professionals follow the Company’s common stock;
•	investor perception of the Company and the natural gas and oil industry, including industry trends;
•	domestic and international economic and capital market conditions, including fluctuations in commodity prices;
•	responses to quarter-to-quarter variations in corporate results of operations;
•	announcements of significant acquisitions, strategic alliances, joint ventures or capital commitments by the Company or competitors;
•	additions or departures of key personnel;
•	sales or purchases of common stock by large stockholders or by insiders;
•	accounting pronouncements or changes in accounting rules that affect financial reporting; and
•	changes in legal and regulatory compliance unrelated to Company performance.

The Company has not paid cash dividends on its common stock and may or may not pay dividends on the common stock in the foreseeable future.

Under the terms of the Trafalgar outstanding credit facility, the Company may not pay dividends on common stock. The Company anticipates that it will retain all future earnings and other cash resources for the operation and development of its business. Accordingly, the Company does not intend to declare or pay any cash dividends on our common stock until after the Trafalgar credit facility is paid and may or may not pay a dividend then or in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including financial condition, results of operations, current and anticipated cash needs and plans for expansion.

BUSINESS AND PROPERTIES

Overview

Platina is an early stage, independent oil and gas exploration and production Company headquartered in Dallas, Texas.  The Company is engaged primarily in the exploration and development of oil and gas properties, currently in the States of Texas, Oklahoma, Tennessee, Kentucky and Wyoming.  Platina intends to continue to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves, and to produce oil and gas as the Company’s principal business.  The Company expects its activities will include acquiring more interests in oil or gas properties located in established fields, participating in developmental drilling operations, acquiring interests in producing oil or gas properties, and participating in tertiary recovery procedures on existing wells using the thermal dynamic pulse devices (“TPU’s”), which involves a proprietary, enhanced oil recovery technology and licensing other extraction technology held by the Company.  As a result of shareholder encouragement and fueled by higher energy prices, Platina has expanded its business focus from just the exploitation of the Thermal Pulse Unit to lease property acquisition to oil field exploration and production development.  This business expansion has occurred since the organization of Platina Energy Group in 2005 through the present.

As of March 31, 2008, the Company owned natural gas and oil leasehold interests in approximately 8,600 gross (7,000 net) acres, approximately 80% of which are undeveloped.  In addition, the Company owns working interests in 73 gross (41) net wells.  As of March 31, 2008, Platina had estimated net proved reserves of 2.9 million bbls of oil and 21.6 thousand MMCF of natural gas.  Platina’s estimated net proved reserves are located on approximately 90% of net acreage held.

The Company was incorporated under Delaware law on January 19, 1988 as "Windom."  After incorporation, the Company went through several unrelated transactions involving other businesses that have subsequently been divested.  A further subsequent restructure of the Company on June 25, 2005 resulted in the name change to “Platina Energy Group Inc.” and a new business focus on the oil and gas sector.

Oil and Gas Operations

           When the Company acquires an interest in acreage on which exploration or development drilling is planned, Management assesses the relative potential and risks of each prospect and determines the degree to which the Company will participate in the exploration or development drilling. Given the right circumstances, the Company will assume the entire risk of the acquisition and drilling.  On the other hand, it may determine that it will be more beneficial to invite industry participants to share the risk and the reward of the prospect by financing some or all of the costs of drilling the contemplated wells.  In such cases, the Company may retain a carried working interest, a reversionary interest, or may be required to finance all or a portion of the Company’s proportional interest in the prospect.  Although this approach will reduce the potential return should the drilling operations prove successful, it will also reduce the risk and financial commitment to a particular prospect.

           Conversely, the Company may from time to time participate in drilling prospects offered by other persons if Management believes that the potential benefit from the drilling operations outweighs the risk and the cost of the proposed operations. This approach will allow the Company to diversify into a larger number of prospects at a lower cost per prospect, but these operations (commonly known as "farm-ins") are generally more expensive than operations where participation is offered to others (known as "farm-outs").

In addition to its exploration and drilling activities, the Company expects that it will strive to accumulate oil and gas reserves through the purchase of existing reserves from others.  In this regard, the Company may initiate work-overs, re-completions, development drilling, secondary and tertiary recovery operations and other production enhancement techniques to maximize current production and the ultimate recovery of reserves acquired or developed.

Before committing substantial resources, including obtaining necessary permits and preparing for drilling on any particular leased property, the Company plans to complete its due diligence on its leased property.  The Company expects that, in acquiring oil and gas leases or undivided interests in oil and gas leases, it will not incur the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease.  Rather, Management will rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest.  This is customary practice in the oil and gas industry.  Prior to the drilling of an oil and gas well, however, it is the normal practice in the oil and gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed oil and gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. The Company does not anticipate that it, or the person or company acting as operator of the wells located on the properties which the Company intends to lease, will obtain counsel to examine title to such spacing unit until the well is about to be drilled.  These practices could expose the Company to certain risks, which are described in the section captioned “RISK FACTORS.”

    Once the Company has identified a proposed drilling site, many factors come into play.  For example, if the site is in Texas, Platina engages the services of Bowie Operating L.L.C. (Bowie). Bowie, which is 50% owned by Platina, and, is licensed to operate oil and gas wells throughout the State of Texas.  If the well site is in Kentucky or Tennessee, the Company will engage the services of Wildcat Energy Inc. (Wildcat), a wholly-owned subsidiary of Platina. Wildcat is licensed to operate oil and gas wells in both States. The operator will be responsible for permitting the well, which will include obtaining permission from state authorities relative to spacing requirements and any other state and federal environmental clearances required at the commencement of the permitting process.  Additionally, the operator will formulate and deliver to all interest owners an operating agreement establishing each participants rights and obligations in that particular well based on the location of the well and the ownership.  In addition to the permitting process, the operator will be responsible for hiring the driller, geologist and landmen to make final decisions relative to the zones to be targeted, and thereafter actually drilling the well to the target zone.  In the event the well is successful, the operator would thereafter be responsible for completing the well and connecting it to the most appropriate transmission facility for the hydrocarbons produced or making arrangements for the oil to be picked up by truck.  The Company expects to pay respective operators commercially prevailing rates.

    The operator will be the caretaker of the well once production has commenced.  As such, the operator will be responsible for paying bills related to the well, billing working interest owners for their proportionate expenses in drilling and completing the well, and selling the production from the well.  Unless each interest owner sells its production separately, the operator will collect payments from the purchaser of the production, and, once a division order has been established and confirmed by the interest owners, the operator will issue the checks to each interest owner in accordance with its respective interest.  The operator will not perform these functions when each interest owner sells its production separately, in which case the interest owners will undertake these activities separately.  After production commences on a well, the operator also will be responsible for maintaining the well and the wellhead site during the entire term of the production or until such time as the operator has been replaced.

           Currently, and for the foreseeable future, the Company will endeavor to act as the operator on its primary well sites.   In those areas where the Company may acquire a new well site, and is not licensed in the capacity of an operator, the Company or a designated subsidiary will make application to become a licensed operator for that and subsequent wells

           The driller for Platina wells is responsible for performing, or contracting with third parties and supervising their efforts, all aspects of the drilling operation except for geological services.  The Company currently anticipates that it will continue to utilize outside consultants for such services on an as needed basis.

Each well will be drilled and tested individually.  If commercially producible amounts of oil or gas are present, the well will be completed and facilities installed to connect to gathering or pipeline facilities.  Completed wells that are producing and connected to distribution pipelines will begin generating revenues as soon as they begin flowing although actual funds from the sale of production may be delayed and not be received until 30 days after the end of the month of sale or even longer.  If any of the wells proves to hold commercially producible gas, it may be necessary to install necessary infrastructure to permit delivery of the gas from the wellhead to a major pipeline.  Platina has identified the locations of all major gathering and other facilities currently installed in the general vicinity of its targeted areas and as initiated contacts with the owners of these facilities to ascertain their specific requirements with respect to transporting the gas to pipelines for transmission, including volume and quality of gas and connection costs.  Management believes that these pipelines basically purchase all available gas that they can.  However, some of the owners of these pipelines produce their own gas, which they also transport along with other third-party gas such as that Platina intends to produce.  Most of the pipelines in the area of the Company’s current oil and gas interests are not required by law to transport any gas that may produced.  As a result, if pipelines in the area reach capacity, any productive natural gas well developed by Platina could be "shut-in" because of a lack of available natural gas pipeline capacity.

           The Company cannot accurately predict the costs of transporting its gas products to existing pipelines until it locates its first successful well.  The cost of installing an infrastructure to deliver our gas to a pipeline or gatherer will vary depending upon the distance the gas must travel from the wellhead to the tap, tap fees, and whether the gas first must be treated to meet the purchasing company's quality standards.  To minimize the costs of transporting gas to existing pipelines, Management intends to drill as close to existing pipelines as practicable.  However, ultimate connection costs cannot now be accurately predicted. However, with regard to the Kentucky and Tennessee leases Platina owns and operates the gathering systems that connect to existing pipeline facilities.  Additionally the gas produced from these leases does not have to be treated to meet the purchasing company’s quality standards.

There can be no assurance that the Company will be successful in its exploratory and production activities.  The oil and gas business involves numerous risks; the principal ones of which are described in the section captioned “RISK FACTORS” above.

Company Technologies

Platina currently has certain rights with respect to two principal technologies.

1.	Thermal Dynamic Pulse Unit
2.	Inline electrical submersible pump and jet pump

Thermal Dynamic Pulse Unit.  The thermal dynamic pulse unit (a “TPU”) involves a cyclical process of (a) separating the natural gas portion of the production from a well, and (b) heating, compressing, pressurizing and re-injecting the natural gas into the well, with a view of increasing the flow of production.  A TPU combines conventional compression and pumping in a very unconventional way.  It employs proprietary as well as "off the shelf" external components.  A TPU can be sized to fit small to large applications.  The dimensions set forth in the following discussion are expected to be representative of a typical TPU.

           A TPU involves a main metal cylinder, approximately 30” in diameter and 23’ long, and skid-mounted for transportation purposes.  Because a TPU involves no open flame, it can be placed next to the wellhead without danger of fire or explosion.  The main metal cylinder houses two additional cylinders that involve first-stage compression and second stage compression.  The piston in the first-stage compression cylinder is approximately 10” in diameter, while the piston in the second-stage compression cylinder is approximately 6” in diameter.  The piston rod in each of the cylinders travels between 80” to 110”, resulting in a fairly low-speed from between four strokes per minute at the low side to eight to nine strokes per minute at the high side.  A TPU is powered by a standard hydraulic pump system located on a separate skid.  Either an electric motor or internal combustion engine (which will be located on the same skid as the pump system) can power the pump system.

When production from a well enters a TPU, the TPU first functions as a horizontal separator, with oil and water comprising the production being diverted by pumps into separate holding tanks.  The natural gas comprising the production is then diverted into the first-stage compression cylinder, in which the gas is pressurized from approximately 60 psi to approximately 350 psi and has its temperature increased to about 350 degrees Fahrenheit.  The heated, pressurized gas is then compressed into the second-stage compression cylinder, in which the gas is pressurized further to between approximately 1,200 to 1,300 psi, with temperature being maintained at about 350 degrees Fahrenheit.  After the compression in the second-stage cylinder is completed, the heated, pressurized gas is then re-injected into the well through an “injection stream” comprised of a 1” tube.  The heated, pressurized gas is then transported (through the force of its pressure alone) down the hole to the perforations in the well casing, whereupon it enters into the formation and reservoir to perform its work of stimulating production through additional pressurization and the breakdown of paraffin.  A TPU creates a "pulsating" effect in the bottom hole strata, akin to "breathing."  A TPU "inhales" low-pressure production and "exhales" a high-pressure, heated discharge.  The re-injected gas can create a single large “gas bubble” or a number of smaller ones that lift additional production to the surface.  Once the enhanced production travels to the TPU, the cycle is restarted again.  Whenever, an amount of natural gas enters a TPU exceeding the amount needed for purposes of pressurizing the formation and reservoir, such excess is diverted for sale by a back pressure value.

In addition to the procedure described above, a TPU can pump liquids (such as water, solvents and even organic acids) in alternative tertiary recovery processes.

Thus far had only one TPU is in the field, and this TPU has been used only intermittently over the past 18 months.  A third party lessee operated this TPU for research and development purposes.  Management has had other opportunities to use and observe the use of a TPU.  Moreover, in connection with the acquisition of its rights to the technology underlying the TPU’s, Management had the opportunity to examine certain limited performance results from the inventor’s testing of a TPU.  Based on the preceding, Management has concluded that a TPU substantially improves production from well bores with problems involving asphaltic heavy oil and paraffinic oil.  Nevertheless, the TPU’s have not been used on a large enough scale for the Company to collect sufficient historical results confirming that the TPU’s will be successful on a commercial basis.   The Company has recently sold this single TPU, but five new TPU’s are currently on order.  The Company expects to take delivery of the first of these five new TPU’s in July 2008, and another one of these five new TPU’s every 30 days thereafter for the next four months.  Management’s first preference for the use of these new TPU’s will be to operate them on Company leases for its own benefit. The next preference would be to lease them to third parties; and the final preference would be to sell them to third parties.

Platina’s rights with respect to the TPU technology arise out of a marketing agreement with Bi-Comp, L.L.C. (the owner of the TPU technology).  These rights were acquired in connection with the Company’s acquisition of the assets of Permian Energy Services, L.P. on April 6, 2005 (the “Bi-Comp Agreement”).  The Bi-Comp Agreement gives Platina the exclusive right to purchase, to lease, or to sell the TPU’s in designated geographical areas.  The prices that Platina pays for its TPU are Bi-Comp’s wholesale prices, subject to discounts that increase as the size of the purchases increase.  Platina pays to Bi-Comp a per-unit, yearly licensing fee not exceeding 7.5% of the purchase price of the respective unit for the use of the patented technology.  The Bi-Comp Agreement continues indefinitely until terminated by one party after the breach thereof by the other party.

Inline electrical submersible pump and jet pump.  Electrical submersible pumps ("ESP") are commonly used to extract oil out of onshore and offshore deep wells. However, certain well conditions are not particularly suitable for the use of ESP’s, for example when free gases increase past 5%, currently available ESP’s cannot pump both the liquid and gas streams. Moreover, ESP’s are not amenable to working in concert with an artificial lift system when there is a high gas-to-liquid ratio. Given the present limitations of extant ESP systems, there is a need to separate the liquid and gas streams prior to lifting oil from a well with a high gas-to-liquid ratio.

Researchers at the University of Texas at Austin (specifically Dr. Augusto L. Podio and Dr. Kamy Sepehrnoori, professors in the Department of Petroleum and Geosystems Engineering at the University of Texas at Austin) developed the “jet pump” technology.  It utilizes an inline ESP and jet pump (“JP”) to separate liquid and gas streams down-hole. As the ESP pumps the liquid, the free gas is entrained and compressed by the JP (located upstream from the ESP), which is powered by the liquid being pumped. The compressed gas then rejoins the liquid stream and is pumped to the surface. Beneficially, the system allows, among other things, a submersible pump and a jet pump to be used in combination in a high gas-to-liquid ratio well without installing a gas vent line.  Management believes that this technology is ready for commercial development, which is tentatively scheduled to commence in earnest near the end of calendar 2008, depending on our ability to hire qualified salespersons.

    Management believes that the advantages of this technology includes capital costs reductions, power requirements reductions, production rates increases, improved efficiencies (specifically when the gas-to-liquid ratio is beyond operating limits), improved safety, enhanced environmentally friendliness, elimination of the need for a gas vent line, required discharge pressure and flowing bottom hole pressure reductions, and compatibility with gas lift injection techniques.  Management believes that this technology should enable the Company to expand its market-base in terms of the types of wells able to be brought back online profitably, i.e. deep and/or high gas-to-liquid wells.

    Platina’s rights with respect to the inline ESP and jet pump technology were acquired on March 31, 2008 when the Company acquired from UTEK Corporation complete ownership of its subsidiary that had as its principal assets (a) a Patent License Agreement with the University of Texas System respecting the technology, and (b) approximately $300,000 in cash.  Pursuant to such Patent License Agreement, Platina now has the exclusive worldwide license rights for the use of Patent No. 6,705,403.  The Patent License Agreement provides for (i) an upfront $60,000 fee, which has already been paid by UTEK, (ii) an annual $1,000 maintenance fee, (iii) a royalty of 4% of all consideration received by Platina from license customers for the licensed product, (iv) a royalty of 4% of the net sales of the licensed product, and (v) a use fee for each production well that is owned or managed by Platina or its affiliates at which the licensed product is installed.

    Research and Development.  Management believes that certain additional funds will be required in order to develop the two current technologies.  However, Management is not now able to determine the exact amount of these required funds.  Nevertheless, it is believed that such amounts will not be very large, and that the Company will be able to procure these funds.

Significant Company Events in Fiscal 2008

The following is a brief description of our most significant events occurring in fiscal 2008:

•	During fiscal 2008, the Company completed 8 gross wells (8 net wells), which resulted in production in fiscal 2008 of a minimal amount of gas;

•
On January 10, 2008, the Company completed a $1.5 million loan financing with Trafalgar Capital Specialized Fund, Luxembourg (on May 8, subsequent to the end of fiscal 2008, another loan financing with Trafalgar was completed – see “Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources - Financings”);

•
On January 17, 2008 (effective January 1, 2008), for an aggregate purchase price of $2.3 million, the Company acquired from Energas Resources, Inc. various assets located in Laurel and Whitley and Clinton Counties, Kentucky consisting of (a) 8 gross (8 net) wells on 3,730 gross (3,730net) acres, and (b) approximately nine miles of natural gas transmission line, and gathering system facilities, compressor station and De-Hy Unit; and

•
On March 31, 2008, for a purchase price consisting of our preferred shares convertible into $1.44 million worth of shares of Platina’s common stock and warrants to purchase up to 1.0 million additional shares of common stock, the Company acquired from UTEK Corporation complete ownership of its subsidiary that had as its principal assets (a) a Patent License Agreement with the University of Texas System respecting a patent for a production system and method for producing fluids from a well that includes a technology that utilizes a combination of an electrical submersible pump and a jet pump to separate liquid and gas streams, and (b) approximately $300,000 in cash.

Our Properties

The table below lists and summarizes the Company’ acreage by program as of March 31, 2008. This table excludes acreage in which our interests are limited to royalty and overriding royalty interests.  Following the table is a brief description of our properties.

Program	Developed Acreage		Undeveloped Acreage		Total Acreage		Weighted Average Remaining Lease Term
	Gross	Net	Gross	Net	Gross	Net

Texas – Young County	55	55	270	270	325	325	years
Texas – Palo Duro Basin	0	0	722	722	722	722	years
Oklahoma	180	60	220	90	400	150	years
Tennessee	160	160	1440	1440	1600	1600	years
Kentucky	446	446	2284	2284	2730	2730	years
Wyoming	242	63	1618	421	1860	484	years

Total	1083	784	6554	5227	7637	6011

Texas - Young County - This property consists of 325 gross (325 net) acres.  It currently has 20 gross (20 net) operated wells eligible for rework potential.  During fiscal 2008, the Company drilled and completed three operated wells on this property.    Up to an additional 120wells could be drilled on this property.  The field in which this property is located currently is producing oil in high quality grades with limited productivity.  Management plans to expand operations on this property on a well-by-well basis.

Texas - Palo Duro Basin- This property consists of 722 gross (722 net) acres.  In an extensive report prepared in 2006, Morgan Stanley compared the Palo Duro Basin prospect to the Barnett Shale discovery.  Platina has not yet drilled any well on this property.  Although Management believes this property has considerable potential, insufficient data relative to adjacent properties has placed development on hold until more information can be obtained through other third party drilling activities.

Oklahoma - This property is located in Seminole County, and consists of 400 gross (150 net) acres.  It currently has 18 gross (7 net) non-operated wells eligible for rework potential.  The Company currently has production on this lease.
Tennessee - This property is located in Hawkins County, and consists of 160 gross (1600 net) acres.  During fiscal 2008, the Company drilled and completed five operated wells on this property.  Up to an additional four wells could be drilled on this property.  The field in which this property is located currently has a total of 31producing gas wells in addition to Platina’s.  This is an established field in the Devonian Shale that generally yields wells that produce 100-l50 mcf per day with estimated AFE costs of $350,000-375,000.  Recent negotiations to sell natural gas to a new purchaser on superior terms have resulted in cessation of additional drilling pending reconfiguration of the gas line infrastructure and compressor station.  Drilling is expected to resume by the middle of the summer of 2008.

Kentucky - This property is located in Laurel, Whitley, and Clinton Counties, and consists of 3720 gross (3720 net) operated wells on 8 gross (8 net) acres.  The prospect is currently producing gas and oil from the Big Lime and Knox formations similar to that of Tennessee on an operationally profitable basis.  New well costs are about 40% more ($550,000) as compared to Tennessee. They have the expected ability to produce higher quantity gas and in addition 10-l5 bbls per day of high-grade oil.

Wyoming - This property is located in Niobara County, and consists of one gross (.26 net) non-operated well on 186 gross (484 net) acres.  At the present time, one offset well in which the Company own a 26% working interest is being drilled on this property and is now going through the completion stage.

Our Business Strategy

Management’s goal is to increase shareholder value by finding and developing natural gas and oil reserves at costs that provide an attractive rate of return on the investments. The principal elements of the Company’s business strategy are:

•
Develop the Company’s Existing Properties. Subject to the availability of funds, Management intends to try to create near-term reserve and production growth from a number of drilling locations identified on existing acreage.   Management plans on drilling wells in established fields and steering clear of exploratory wells for the foreseeable future.

•
Pursue Selective Acquisitions and Joint Ventures. Subject to the availability of funds, Management intends to continue to pursue selected acquisitions and attract industry joint venture partners.  These may be in close to Platina’s existing properties or in other attractive locations.

•
Reduce Unit Costs Through Economies of Scale and Efficient Operations. As the Company’s natural gas and oil production continues to increase and the existing properties continue to be developed, Management expects that its unit cost structure will benefit from economies of scale. Management anticipates reducing unit costs by greater utilization of existing infrastructure over a larger number of wells. In addition Management will seek to exert control over costs and timing in its exploration, development and production activities as well as through the operating activities and relationships with our joint venture partners.

•
Engage Local Experts to Assist Platina. The Company has had a history of engaging persons with particular expertise in the areas in which it acquires properties, and this practice has been found to be very beneficial.  Management intends to continue this practice in the future.

Our Competitive Strengths

Management believes that the key competitive strengths of the Company include:

•
Significant Production Growth Opportunities. Platina has acquired good acreage positions on prevailing terms in regions where drilling and production activities by other exploration and production companies continue to increase.  Management believes that these properties are a good fit for a smaller independent exploration and production company, but are not suitable for major producers.

•
Experienced Management Team with Strong Technical Capability. The Company’s Management team (at the corporate and the subsidiary level) and our Board of Directors have considerable public company experience, industry experience and technical expertise in engineering, geosciences and field operations.  In addition, well-qualified, local experts have been engage to assist the Company with the various properties owned by the Company.

•
Good Technologies. Platina has acquired rights for two technologies that Management believes present good opportunities for revenue production, and the intention is to continue to develop and commercialize these technologies.

Drilling Activity

The following table sets forth the results of our drilling activities during the fiscal year ended March 31, 2008 (no drilling was undertaken in prior years):

Drilling Activity	Gross Wells			Net Wells
Year	Total	Producing	Dry	Total	Producing	Dry

2008 Exploratory	0.0	0.0	0.0	0.0	0.0	0.0

2008 Development	8.0	8.0	0.0	8.0	8.0	0.0

Production Information

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to us for the fiscal year ended March 31, 2008 (no drilling was undertaken in prior years), and the average sales prices, average production costs and direct lifting costs per unit of production.

Fiscal Year Ended March 31, 2008
Net Production
Oil (MBbls)	100
Gas (MMcf)	0

Average Sales Price
Oil (per Bbl)	$101.00
Gas (per Mcf)

Average Production Cost (1)
Per equivalent (Bbl of oil)

Average Lifting Costs (2)
Per equivalent (Bbl of oil)	$35.50

(1)                       Production costs include all operating expenses, depreciation, depletion and amortization, lease operating expenses and all associated taxes. Does not include impairment.

(2)                       Direct lifting costs do not include impairment expense or depreciation, depletion and amortization.

Productive Wells and Acreage

Gross and Net Productive Gas Wells, Developed Acres, and Overriding Royalty Interests

Leasehold Interests - Productive Wells and Developed Acres: The tables below sets forth our leasehold interests in productive and shut-in gas wells, and in developed acres, at March 31, 2008:

	Producing and Shut In
Prospect	Gross Gas	Net (1) Gas

Texas - Young County	20.000	20.000
Texas - Palo Duro Basin	0.000	0.000
Oklahoma	0.018	7.000
Tennessee	5.000	5.000
Kentucky	8.000	8.000
Wyoming	3.000	1.000

(1)      A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

	Developed Acreage Table Developed Acres (1)
Prospect	Gross (2)	Net (3)

Texas - Young County	55	55
Texas - Palo Duro Basin	0	0
Oklahoma	180	60
Tennessee	160	160
Kentucky	446	446
Wyoming	242	63

(1)	Consists of acres spaced or assignable to productive wells.

(2)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3)
A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped Acreage

Leasehold Interests Undeveloped Acreage: The following table sets forth our leasehold interest in undeveloped acreage at March 31, 2008:

	Undeveloped Acreage Table Undeveloped Acres (1)
Prospect	Gross (2)	Net (3)

Texas - Young County	270	270
Texas - Palo Duro Basin	722	722
Oklahoma	220	90
Tennessee	1440	1440
Kentucky	2284	2284
Wyoming	1618	421

Gas Delivery Commitments

None.

Reserve Information - Oil and Gas Reserves:

W. F. Glover Engineering, Ramsey Property Management and Nova Resource, Inc. evaluated the Company’s oil and gas reserves attributable to its properties at March 31, 2008.  Reserve calculations by independent petroleum engineers involve the estimation of future net recoverable reserves of oil and gas and the timing and amount of future net revenues to be received there from. Those estimates are made using sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation). Estimated quantities of proved reserves and future net revenues there from are affected by oil and gas prices, which have fluctuated widely in recent years. Moreover, these estimates are based on numerous factors, many of which are variable, uncertain and beyond the control of the producer. Reserve estimators are required to make numerous, subjective judgments based upon professional training, experience and educational background. As a result, estimates of different engineers, including those used by Platina, may vary. The extent and significance of the judgments are sufficient to render reserve estimates inherently imprecise, since reserve revenues and operating expenses may not occur as estimated. Moreover, it is common for the actual production and revenues later received to vary from earlier estimates. Estimates made in the first few years of production from a property are generally not as reliable as later estimates based on a longer production history. Reserve estimates based upon volumetric analysis are inherently less reliable than those based on lengthy production history. Also, potentially productive gas wells may not generate revenue immediately due to lack of pipeline connections and potential development wells may have to be abandoned due to unsuccessful completion activities. Hence, reserve estimates may vary from year to year. Based on the preceding, the reserve data set forth in this Annual Report must be viewed only as estimates and not as exact information.

Estimated Proved/Developed and Undeveloped Reserves: The following tables set forth our estimated proved developed and proved undeveloped oil and gas reserves for the year ended March 31, 2008 (the Company had no reserves for prior years).  See Note 7 to the Consolidated Financial Statements and the above discussion.

	Developed and Undeveloped Reserves
Estimated Proved/Developed and Undeveloped Reserves	Developed	Undeveloped	Total

Oil (Bbls)	200,000	1,800,000	2,000,000
March 31, 2008

Gas (MMcf)	2,000	18,000	20,000

Oil and Gas Reserves Reported to Other Agencies: The Company did not file any estimates of total proved net oil or gas reserves with, or include such information in reports to, any federal authority or agency since the beginning of the fiscal year ended March 31, 2008.

Title to Properties

The Company’s properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements and liens for current taxes and other burdens, including mineral encumbrances and restrictions. Platina’s current credit facility is also secured by a first lien on a large part of its assets. Management does not believe that any of these burdens materially interferes with the use of our properties in the operation of our business.

Management believes that the Company has satisfactory title to or rights in all of its producing properties. As is customary in the natural gas and oil industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. In most cases, Management investigates title and obtains title opinions from counsel or has title reviewed by certified landmen only when   producing properties are acquired or before drilling operations begin.

Sale of Natural Gas and Oil

The Company does not intend to refine its natural gas or oil production. The Company expects to sell all or most of its production to a small number of purchasers in a manner consistent with industry practices at prevailing rates by means of long-term sales contracts. Management is developing a market with purchasers such as end-users, local distribution companies, and natural gas brokers. Management has executed several long-term purchase contracts, and can readily find other purchasers, if needed. In areas where there is no practical access to pipelines, oil is trucked to storage facilities.

Markets and Marketing

The natural gas and oil industry has experienced rising prices in recent years. As a commodity, global natural gas and oil prices respond to macro-economic factors affecting supply and demand. In particular, world oil prices have risen in response to political unrest and supply uncertainty in Iraq, Venezuela, Nigeria and Iran, and increasing demand for energy in rapidly growing economies, notably India and China. Due to rising world prices and the consequential impact on supply, North American prospects have become more attractive. Escalating conflicts in the Middle East and the ability of OPEC to control supply and pricing are some of the factors negatively impacting the availability of global supply. In contrast, increased costs of steel and other products used to construct drilling rigs and pipeline infrastructure, as well as higher drilling and well-servicing rig rates, negatively impact the cost associated with generating domestic supplies.

The oil and gas markets are affected by many factors beyond Management’s control, such as the availability of other domestic production, commodity prices, the proximity and capacity of natural gas and oil pipelines, and general fluctuations of global and domestic supply and demand. Although Management has entered into certain sales contracts at this time, it does not anticipate difficulty in finding additional sales opportunities.

Natural gas and oil sales prices are negotiated based on factors such as the spot price for gas or posted price for oil, price regulations, regional price variations, distances from wells to pipelines, well pressure, and estimated reserves. Many of these factors are outside the Company’s control. Natural gas and oil prices have historically experienced high volatility, related in part to ever-changing perceptions within the industry of future supply and demand.

Competition

The natural gas and oil industry is intensely competitive and, as an early-stage company, Platina must compete against larger companies that may have greater financial and technical resources than the Company and substantially more experience in the industry. These competitive advantages may better enable competitors to sustain the impact of higher exploration and production costs, natural gas and oil price volatility, productivity variances between properties, overall industry cycles and other factors related to the industry. Their advantage may also negatively impact the Company’s ability to acquire prospective properties, develop reserves, attract and retain quality personnel and raise capital.

Governmental Regulation

Natural Gas and Oil Regulation

Regulation of Transportation and Sale of Natural Gas. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and regulations issued under those Acts by the Federal Energy Regulatory Commission, or FERC. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act generally removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

Since the mid-1980s, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, the FERC issued Order No. 636 and a series of related orders to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage services on an open access basis to others who buy and sell natural gas. Although the FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 changed FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Management cannot accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before the FERC and the courts. Therefore, Management also cannot provide any assurance that the less stringent regulatory approach recently established by the FERC will continue. However, Management does not believe that any action taken will affect Platina in a way that materially differs from the way it affects other natural gas producers.

Intrastate natural gas transportation and gathering of natural gas is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and gathering and the degree of regulatory oversight and scrutiny given to intrastate natural gas transportation and gathering rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all shippers on intrastate natural gas pipelines and gatherers within the state on a comparable basis, Management believes that the regulation of similarly situated intrastate natural gas transportation and gathering in any state in which the Company operates and ships natural gas on an intrastate basis will not affect its operations in any way that is of material difference from those of competitors.

Regulation of Transportation and Sale of Oil. Sales of oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. Nevertheless, Congress could enact (or, in some cases, reenact) price controls in the future.

The Company’s sales of oil are affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, the Company believes that the regulation of oil transportation rates will not affect the Company’s operations in any way that is of material difference from those of competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, a common carrier must offer the same terms and rates to all similarly-situated shippers requesting service. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs.  Accordingly, Management believes that access to oil pipeline transportation services will generally be available to the Company to the same extent as to its competitors.

Environmental Regulation

The Company is subject to stringent federal, state and local laws, that, among other things, govern the issuance of permits to conduct exploration, drilling and production operations, the amounts and types of materials that may be released into the environment, the discharge and disposition of waste materials, the remediation of contaminated sites and the reclamation and abandonment of wells, sites and facilities. Numerous government departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases Platina’s cost of doing business and consequently affects its profitability. These costs are considered a normal, recurring cost of the Company’s on-going operations. Platina’s domestic competitors are generally subject to the same laws and regulations. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its operations.

The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liabilities for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third-party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, or RCRA, regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as "hazardous waste."  State law usually regulates disposal of such non-hazardous natural gas and oil exploration, development and production wastes. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from the RCRA definition of "hazardous wastes," thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on the Company’s operating costs, as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

The Company’s operations are also subject to the Clean Air Act, or CAA, and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The Company may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, Management believes the Company’s operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to Platina than to other similarly situated companies involved in oil and natural gas exploration and production activities.

The Federal Water Pollution Control Act of 1972, as amended, or the Clean Water Act, imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Cost may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Management believes that the Company’s operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Underground injection is the subsurface placement of fluid through a well, such as the re-injection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act of 1974, as amended, establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Texas, no underground injection may take place except as authorized by permit or rule.

Statutes that provide protection to animal and plant species and that may apply to our operations include the National Environmental Policy Act, the Oil Pollution Act, the Emergency Planning and Community Right-to-Know Act, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and may limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities.

Employees

As of June 15, 2008, the Company had 10 full-time employees.

Facilities

Our corporate offices consist of approximately 2,670 square feet of space located at 14850 Montfort Dr. Suite 131, Dallas, Texas 75254-6750, with a rental of approximately $4,000.00 per month.  The term of this lease lasts through the end of April 2011.

ITEM 3. LEGAL PROCEEDINGS

The Company is not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission.  In the future, it may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business. Management is not now in a position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, its financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock has traded on the Electronic Bulletin Board of the National Quotation Bureau under the symbol "PLTG" since June 17, 2005.  The following table sets forth for the quarters indicated including the range of high and low prices for our Common Stock as reported by the National Quotation Bureau, but does not include retail markup, markdown or commissions.

	High	Low
Ending March 31, 2008
Fourth Quarter	$0.21	$0.07
Third Quarter	$0.29	$0.15
Second Quarter	$0.55	$0.13
First Quarter	$0.51	$0.09

Ending March 31, 2007
Fourth Quarter	$0.15	$0.10
Third Quarter	$0.17	$0.06
Second Quarter	$0.15	$0.05
First Quarter	$0.07	$0.04

As of June 20, 2008, the Company had approximately record holders of our common stock.

The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The only equity compensation plan that the Company has for its directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued is contained in the Company’s 2005 Stock Option Plan.

However, the Company also has outstanding three individual compensation arrangements pursuant to which shares may be granted or issued.  In accordance with requirements of the U.S. Securities and Exchange Commission, further information on the material terms of the compensation arrangements is given below.

The following table provides information as of March 31, 2008 with respect to the Company’s compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

Equity Compensation Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)

Equity compensation plans approved by security holders (1)	3,000,000	$0.09	0

Equity compensation plans not approved by security holders	2,700,000	$0.00	0

Total	5,700,000	$0.00	0

(1)    Our 2005 Stock Option Plan is the only equity compensation plan approved by stockholders.

(2)    The shares may be issued pursuant to three individual compensation arrangements described below.

Individual Compensation Arrangements

On March 28, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010.  On June 7, 2007, the Company granted a consultant options to purchase 1,000,000 shares of its common stock at a price of $0.28 per share, the option expires on June 7, 2012.  On December 31, 2007, the Company granted a consultant options to purchase 1,500,000 shares of its common stock. 750,000 shares can be purchased at a price of $0.25 per share and 750,000 shares can be purchased at a price of $0.40 per share. The options expire on December 31, 2012.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth under "Risk Factors" and elsewhere in this Annual Report.

Overview

                  Platina is an early stage, independent oil and gas exploration and production company headquartered in Dallas, Texas. The Company intends to engage primarily in the exploration and development of oil and gas properties, currently in the States of Texas, Oklahoma, Tennessee, Kentucky and Wyoming.  The Company’s management intends to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves, and to produce oil and gas as Platina’s principal products.  Management anticipates its activities will include acquiring interests in oil or gas properties located in established fields, participating in developmental drilling operations, acquiring interests in producing oil or gas properties, as well as participating in tertiary recovery procedures on existing wells using thermal dynamic pulse units (“TPU’s”), which involve a proprietary, enhanced oil recovery technology.  From the time that Management changed the Company’s business focus to oil and gas in the summer of 2005 until near the end of fiscal 2007, the business emphasis was on the development of the TPU technology.  Starting near the end of fiscal 2007 until the present, Management has emphasized the drilling of new wells and tertiary recovery procedures on existing wells, while continuing to develop the TPU technology.  As of March 31, 2008, the Company owned natural gas and oil leasehold interests in approximately 8,600 gross (7,000 net) acres, approximately 80% of which are undeveloped.  In addition, the Company owns working interests in 73 gross (41) net wells.  As of March 31, 2008, the Company had estimated net proved reserves of 2.9 million bbls of oil and 21.6 thousand MMCF of natural gas.  The estimated net proved reserves are located on approximately 90% of the net acreage.

Recent Developments

Significant recent developments include the following:

*	On January 10, 2008, the Company completed a $1.5 million loan financing with Trafalgar Capital Specialized Fund, Luxembourg (“Trafalgar”);

*
On January 17, 2008 (effective January 1, 2008), for an aggregate purchase price of $2.3 million, the Company acquired from Energas Resources, Inc. various assets located in Laurel, Whitley and Clinton Counties, Kentucky consisting of (a) 8 gross (8 net) wells on 2900 gross (2900 net) acres, and (b) approximately nine miles of natural gas transmission line, and gathering system facilities, compressor station and De-Hy Unit;

*
On March 31, 2008, for a purchase price consisting of our preferred shares convertible into $1.44 million worth of shares of our common stock and warrants to purchase up to 1.0 million additional shares of our common stock, the Company acquired from UTEK Corporation complete ownership of its subsidiary that had as its principal assets (a) a Patent License Agreement with the University of Texas System respecting a patent for a production system and method for producing fluids from a well that includes a technology that utilizes a combination of an electrical submersible pump and a jet pump to separate liquid and gas streams, and (b) approximately $300,000 in cash; and

*	On May 22, 2008, the Company completed another loan financing with Trafalgar, this time for the loan amount of $2.3 million.

*	As of June 21, 2008, the Company have successfully drilled and tested one well in Wyoming.

*	As of June 28, 2008, the Company has successfully drilled four wells in Laurel County, Kentucky.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

Key Definitions

Proved reserves, as defined by the U.S. Securities and Exchange Commission, are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by us.

Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas volumes expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

Proved undeveloped reserves are those reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Oil and Gas Properties

Platina follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful   exploration   and   development activities   are   capitalized.  Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method based on proved reserves.

Long-Lived Assets

Platina accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  Management assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Non-Convertible Debentures

Platina  accounts for its non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133,  Accounting for Derivative Instruments and Hedging  Activities,” as amended, and EITF Issue No. 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. ” These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, we are required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.  We value our derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

Other derivatives

Platina accounts for our committed common shares in excess of the number of our authorized and unissued shares pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  EITF 00-19, requires that we record a liability for the fair value of committed shares in excess of the authorized and unissued shares.

Committed shares are any shares on which 1) we are obligated to issue pursuant to the terms of convertible debt that we are obligated, 2) shares that we are obligated to issue pursuant to the terms of our issued and outstanding convertible preferred stock, and 3) depending on the exercise price in terms of our trading price, shares that we are obligated to issue pursuant to stock warrants and options the we granted and that are currently exercisable.

Revenue recognition

 Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104.  As such, revenue is recognized when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable.  Sales are recorded net of sales discounts.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

Issuance of Stock for Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares on the dates issued.

Net Loss per Share

 The provisions of SFAS No. 128, “Earnings Per Share” (“EPS”) have been adopted.  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, and notes payable.  Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” Management is required to estimate the fair value of all financial instruments at the balance sheet date.   The carrying values of our financial instruments in the financial statements are considered in order to approximate their fair values due to the short -term nature of the instruments.

Results of Operations - Year ended March 31, 2008 compared to the year ended March 31, 2007

Revenues.  Revenues in fiscal 2008 increased to $116,863 from $18,200 in fiscal 2007.  Fiscal 2008 revenues comprised $109,663 in income earned during the exploratory stage, and $7,200 in revenue from equipment lease from the jv/leasing arrangement of our thermal dynamic pulse unit.  Fiscal 2007 revenues comprised $-0- in income earned during the exploratory stage, and $18,200 in revenue from equipment lease from such jv/leasing arrangement.

Expenses. Operating expenses increased to $2,781,972 in fiscal 2008 from $664,468 in fiscal 2007.  This change comprises large increases in general and administrative expense primarily attributable to non-cash stock compensation.
*
General and Administrative expenses.   The increase in general and administrative expense to $2,730,067 for fiscal 2008 from $664,468 for fiscal 2007 primarily reflects larger charges due to stock-based compensation (approximately $1.8 million in fiscal 2008 compared to approximately $351k in fiscal 2007.) and a larger scale of operations during fiscal 2008.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $2,665,109 in fiscal 2008 as compared to an operating loss of $646,268 in fiscal 2007.

Other Income (Expense).

*
Interest expense.  Interest expense increased in fiscal 2008 to $568,045 from $195,577 in fiscal 2007 primarily as a result of the amortization of the discounts on convertible debt incurred during fiscal 2008 to support drilling activity.

*	Gain on sale of asset. In fiscal 2008, we had a gain on sale of asset in the amount of $134,786 related to the sale of the Company’s thermal pulse unit. The Company had no such gain in fiscal 2007.

*
Changes in fair value of derivative liability.  In fiscal 2008, Platina had changes in fair value of derivative liability in the amount of $3,188,033 that primarily arose because the Company’s committed common shares exceeded the total shares that it had authorized as of March 31, 2008.  There were no such changes in fiscal 2007. Subsequent to this filing, the share authorization was increased thereby eliminating this derivative liability.

*
Loss on settlement of debt.  Loss on settlement of debt increased in fiscal 2008 to $9,885,309 from $309,612 in fiscal 2007. In fiscal year 2008, the Company’s issuance of 46,900,000 shares of its common stock in exchange for canceling $101,900 of indebtedness as compared to its issuance of 2,900,300 shares of common stock in exchange for cancelling $4,400 of indebtedness.  The loss represents the difference between the prevailing market price of the shares on the date of issuance and the conversion price of the related indebtedness. Subsequent to this filing, this note obligation has been satisfied in full.

Net Loss. The Company incurred a net loss of $16,165,889, or $.31 per share, in fiscal 2008 as compared to a net loss of $1,151,457, or $0.06 per share, in fiscal 2007 (most of this was paper loss).  The increase in the net loss is largely due to increased general and administrative expense (most was attributed to stock issuances to management), increased interest expense, adverse changes in fair value of derivative liability (subsequently no longer exist), and an increased (non-cash) loss on settlement of debt.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash in the amount of $57,566, while we had cash in the amount of $1,268,207 as of December 31, 2007.  This decrease is largely attributable to capital expenditures involved in drilling five wells.  Moreover as of March 31, 2008, there were prepaid expenses in the amount of $812,500, while we had prepaid expenses in the amount of $25,000 as of December 31, 2007.

From the time that the business was changed to oil and gas exploration and development in the summer of 2005 until early January 2008, the business was financed through a series of private placements, loans from affiliates, and loans from unaffiliated, commercial lenders, none of which were very large in size.

On January 10, 2008, the Company completed a $1,500,000 financing pursuant to a Securities Purchase Agreement dated effective December 31, 2007 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,500,000 the Company (the "First Loan") pursuant to a secured Promissory Note (the "First Note") dated December 31, 2007 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the First Note, principal and interest amortized over the remaining twenty-five months of the First Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before March 30, 2010.   In the event of a material default which includes non-payment of principal or interest when due, 24,000,000 treasury and third party non-affiliate shares were pledged as additional collateral for the First Loan. The First Note is further secured by all of Platina’s assets.  The funds from the First Loan were used to drill and complete five wells on the Tennessee prospect and to pay specific corporate overhead.   Furthermore, Platina has the right, so long as the First Note is not in default, at any time to retire the debt facility for the then interest and principle amount plus a 15% redemption fee.  As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $70,000 per month) in the form of common shares only if the common stock price is trading above $.40 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.17 per share subject to certain potential adjustments.

On May 22, 2008, a $2,300,000 financing was completed pursuant to a Securities Purchase Agreement dated effective May 21, 2008 with Trafalgar for Trafalgar to loan $2,300,000 t (the “Second Loan”) pursuant to a secured Convertible Promissory Note (the “Second Note”) dated May 21, 2008 with interest at 10% due in monthly payments of interest only commencing one (1) month from the date of the Second Note, with all principal and accrued but unpaid interest due on or before August 21, 2011. Only when the Company’s Common Stock is trading at $0.30 or above, Trafalgar may convert all or any part of the principal plus accrued interest into shares of our Common Stock at the fixed price of $0.081 per share, subject to various adjustments.   The material default provisions include non-payment of principal or interest when due.  As part of this transaction, 2,300,000 restricted shares of our Common Stock were issued to Trafalgar and pledged 57,500 shares of Series E Preferred Stock to Trafalgar to secure the Second Note.  The Second Note is further secured by all of the Company’s assets.  The funds from the Second Loan will be used in conjunction with our oil and gas prospects.

Although Management believes that the Company has leased enough land to move forward with the current plan of operation, it was necessary to obtain additional financing before   this plan can be partially implemented. This was accomplished through the second funding obtained from Trafalgar.  It is likely that the Company will need to raise additional funds to finance its planned operations, including fully implementing the current plan of operation and making lease and debt payments as they come due.  Management is currently identifying sources of capital.  However there are currently no binding commitments for, or readily available sources of, additional financing.  Management cannot assure anyone that additional financing will be available to Platina when needed or, if available, that it can be obtained on commercially reasonably terms.  If additional financing is not obtained it will not be possible to fully implement our planned drilling and exploration activities and may not be able to maintain all the Company’s leases.  Moreover, our plan of operations may have to be reduced accordingly, although Management will strive to complete as many producible wells as possible with the funds available.  If additional financing is not obtained through an equity or debt offering, Management may attempt to sell the Company’s interests in some or all of the properties in which it has acquired together with any proprietary information that  developed concerning such properties, such as title searches, title policies, engineering reports and records, core information, drilling reports, and production records, if any.  However, Management cannot assure anyone that it will be able to find interested buyers or that the funds received from any such sale would be adequate to fund planned activities.

A drilling budget for fiscal 2009 has not been established, and the ultimate size of this budget will depend on the amount of funds that are raised.  Management believes that it can fully pursue its current plan of operation through fiscal 2009 if we the Company is able to raise a total of $20 million in funds, which Management believes would enable the Company to drill a sufficient number of wells to prove up fully all of its current acreage.  It is believed that, with the capital resources readily available as of the date of this Annual Report, the six proposed wells on our Kentucky property can be drilled and complete. This will be accomplished utilizing the funds obtained from Trafalgar.  We expect that we will accept whatever funds as we are able to raise and will use those funds to the extent that we can.

Production from the exploration and drilling efforts will provide the Company with a positive cash flow, and  the increases in proven reserves should increase the value of the Company’s properties and should enable Platina to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender).  Both of these results would enable Management to continue with Platina’s drilling activities.  Cash flow and conventional bank financing are as critical to Management’s plan of operation as additional debt or equity financing.

In addition to the capital necessary to undertake planned drilling activities, additional sufficient cash flow will be needed in order to make scheduled debt payments on the indebtedness owed to Trafalgar.  A balloon payment in the amount of $1.5 million is due to Trafalgar on or before March 30, 2010 and then monthly payments due to Trafalgar through August 21, 2011.  It is anticipated that the proceeds generated by the wells successfully drilled in Kentucky will enable the obligations to Trafalgar to be met.  However, failure to generate sufficient income to pay these debt payments could cause result in the loss of a significant portion of the Company’s assets and could cause Trafalgar to exercise other creditor rights, which could result in the loss of all or nearly all of the value of Platina’s outstanding equity and bring operations to an end.  See "ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - RISK FACTORS – Platina’s lending transactions, which are secured by all of its assets, feature limiting operating covenants and require substantial future payments, expose the Company to certain risks and may adversely affect Management’s ability to operate the business."

To conserve on capital requirements, the Company may in the future issue shares in lieu of cash payments to employees and outside consultants, as has done on a limited basis in the past.  Moreover, to conserve on capital requirements, Management intends occasionally to seek other industry investors who are willing to participate in Platina’s exploration and production activities.  Management expects to retain a promotional interest in these prospects, but generally will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs.  Also, the Company periodically may acquire interests in properties by issuing shares of common stock.

ITEM 7. FINANCIAL STATEMENTS.

PLATINA ENERGY GROUP INC.
FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets -	F-2
As of March 31, 2008

Consolidated Statement of Operations -	F-4
As of March 31, 2008 and
January 9, 2007 through March 31, 2008

Consolidated Statements of Stockholders’ Equity (Deficit)-	F-5
Years Ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows	F-6
Years Ended March 31, 2007 and
for the Period January 9 to March 31, 2008

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Platina Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Platina Energy Group, Inc. (An Exploratory Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the two years then ended and for the period from January 9, 2007 through March 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platina Energy Group, Inc. as of March 31, 2008, and the results of its operations and its cash flows for each of the two years then ended and for the period from January 9, 2007 through March 31, 20078in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ JONOTHAN P. REUBEN
JONATHON P. REUBEN, CPA
AN ACCOUNTANCY CORPORATION

Torrance, California
July 11, 2008

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET

March 31,
2008

ASSETS
Current assets
Cash	$57,304
Accounts receivable, trade	28,944
Receivables, other	458,951
Prepaid expenses	2,541,191
Total current assets	3,086,390

Property & equipment
Oil and gas properties, full cost method of accounting:
Proven	4,745,686
Other property and equipment	723,019

Other assets
Intangible asset subject to amortization	1,424,421
Loan fees, net	379,391

$10,358,907

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET - continued

March 31,
2008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$238,800
Payable on acquisition of subsidiary	10,000
Accrued compensation due officers	407,000
Note payable to related party	294,739
Notes payable - other	1,295,810
Total current liabilities	2,246,349

Long- term debt	3,823,619
Derivative liabilities	3,488,033

Total liabilities	6,069,968

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized
70,000 shares designated Series A, 61,091 shares issued and
outstanding. Aggregate liquidation preference of $0. One
share of Series A preferred is convertible into 10 shares
of common stock.	61
Preferred stock, 100,000 shares designated Series B, 98,964
shares issued and outstanding. Aggregate
liquidation preference of $9,896.	99
One share of Series B preferred is convertible
into 100 shares of common stock.
Preferred stock, 10,000 shares designated Series C,	4
3,600 shares issued and outstanding
Aggregate liquidation of $360. One
share of Series C preferred is convertible into
100 shares of common stock.
Preferred stock, 10,000,000 shares designated Series D,	55
55,000 shares issued and outstanding
Aggregate liquidation of $13,750. One
share of Series D preferred is convertible into
100 shares of common stock.
Preferred stock, 100,000 shares designated Series F,	100
100,000 shares issued and outstanding
Aggregate liquidation of $1,440,000. 100,000 shares
of Series F preferred is convertible into
16,941,176 shares of common stock.
Common stock; $0.001 par value; 100,000,000 shares
authorized; 99,697,908 shares issued and 81,697,908 shares outstanding.	81,698
Additional paid in capital	24,518,288
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(16,885,579)
Total stockholders' deficit	800,906

$6,870,874

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
	Year Ended		January 9, 2007
	March 31,		through
	2008	2007	March 31, 2008
Revenue:
Revenue from equipment lease	$7,200	$18,200	$18,000
Income earned during the exploratory stage	109,663	-	109,663
	116,863	18,200	127,663

Operating Expenses
Testing costs associated with Thermal Pump	7,200	-	7,200
Depreciation, depletion, and amortization	44,705	-	44,705
General and administrative expenses	2,730,067	664,468	3,025,539
	2,781,972	664,468	3,077,444

Loss from Operations	(2,665,109)	(646,268)	(2,949,781)

Other Income (Expense)
Interest income	5,821	-	5,821
Gain on sale of asset	134,786	-	134,786
Interest expense	(568,045)	(195,577)	(721,463)
Changes in fair value of derivative liability	(3,188,033)	-	(3,188,033)
Loss on settlement of debt	(9,885,309)	(309,612)	(10,166,909)
	(13,500,780)	(505,189)	(13,935,798)

Net Loss	$(16,165,889)	$(1,151,457)	$(16,885,579)

Per Share Data
Basic loss per share	$(0.31)	$(0.06)

Weighted average common
shares outstanding	52,245,166	18,822,608

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

															Deficit
															Accumulated
													Additional		During the
	Preferred Stock, Series A		Preferred Stock, Series B		Preferred Stock, Series C		Preferred Stock, Series D		Preferred Stock, Series F		Common Shares		Paid-in	Accumulated	Exploratory
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance, March 31, 2006	-	$-	20,000	$20	-	$-	-	$-	-	$-	18,429,731	$18,430	$5,893,346	$(6,482,053)	$-	$(570,257)

Issuance of shares for services	-	-	20,000	20	-	-	-	-	-	-	2,000,000	2,000	521,355	-	-	523,375
Issuance of shares for interest in oil properties	-	-	47,500	48	3,600	4	-	-	-	-	-	-	483,647	-	-	483,699
Shares converted	-	-	(10,000)	(10)	-	-	-	-	-	-	1,000,000	1,000	(990)	-	-	-
Issuance of shares for cash	-	-	-	-	-	-	-	-	-	-	1,225,000	1,225	60,025	-	-	61,250
Issuance of shares for conversion of debt	-	-	-	-	-	-	-	-	-	-	2,900,300	2,900	346,127	-	-	349,027
Issuance of shares in connection with a loan	-	-	-	-	-	-	-	-	-	-	50,000	50	4,950	-	-	5,000
Cancellation of shares	-	-	-	-	-	-	-	-	-	-	(2,025,000)	(2,025)	2,025	-	-	-
Valuation of conversion feature on notes payable	-	-	-	-	-	-	-	-	-	-	-	-	134,775	-	-	134,775
Option grant to consultant	-	-	-	-	-	-	-	-	-	-	-	-	13,940	-	-	13,940
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(431,767)	(719,690)	(1,151,457)

Balance, March 31, 2007	-	-	77,500	78	3,600	4	0	0	0	0	23,580,031	23,580	7,459,200	(6,913,820)	(719,690)	(150,648)

Issuance of shares for services	-	-	2,500	3	-	-	55,000	55	-	-	9,391,071	9,391	2,608,239	-	-	2,617,688
Issuance of shares for interest in oil properties	61,091	61	18,964	18	-	-	-	-	-	-	-	-	502,543	-	-	502,622
Issuance of shares to joint venture holders for cash											1,050,000	1,050	253,700	-	-	254,750
Issuance of shares in acquisition of Enhanced
Oil Technologies, Inc.									100,000	100			1,439,900			1,440,000
Issuance of shares for officer's compensation	-	-	-	-	-	-	-	-	-	-	343,750	344	54,656	-	-	55,000
Issuance of shares for cash	-	-	-	-	-	-	-	-	-	-	55,556	55	24,944	-	-	24,999
Issuance of shares in exchange for the cancellation
of trade payables											202,500	203	43,110			43,313
Issuance of shares for conversion of debt	-	-	-	-	-	-	-	-	-	-	46,900,000	46,900	9,916,733	-	-	9,963,633
Issuance of shares in connection with a loans	-	-	-	-	-	-	-	-	-	-	150,000	150	31,350	-	-	31,500
Issuance of shares in connection with offerings	-	-	-	-	-	-	-	-	-	-	25,000	25	4,825	-	-	4,850
Compensation recognized on warrants grants	-	-	-	-	-	-	-	-	-	-	-	-	2,183,938	-	-	2,183,938
Offering costs	-	-	-	-	-	-	-	-	-	-	-	-	(4,850)	-		(4,850)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,165,889)	(16,165,889)

Balance, March 31, 2008	61,091	$61	98,964	$99	3,600	$4	55,000	$55	100,000	$100	81,697,908	$81,698	$24,518,288	$(6,913,820)	$(16,885,579)	$800,906

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
	Year Ended		January 9, 2007
	March 31,		through
	2008	2007	March 31, 2008

Cash Flows from Operating Activities
Net Loss	$(16,165,889)	$(1,151,457)	$(16,885,579)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	49,643	49,643	62,054
Depreciation expense	18,316	8,706	20,669
Depletion expense	979	-	979
Loss on settlement of debt	9,885,309	309,612	10,166,909
Gain on sale of assets	(134,786)	-	(134,786)
Change in fair value of conversion features	-	134,776	134,776
Change in fair value of derivative liability	3,188,033	-	3,188,033
Common stock issued for services	592,688	337,804	780,492
Amortization of debt discount	308,333	-	308,333
Amortization of prepaid loan fees	62,084		62,084
Compensation recognized on stock option and warrant grants	362,085	13,940	362,085
Changes in assets:
(Increase) decrease in prepaid expenses	854,586	2,294	856,880
(Increase) in accounts receivable, trade	(28,944)	-	(28,944)
(Increase) in accounts receivable, other	(15,569)	-	(15,569)
(Increase) decrease in deposits and other assets	(3,123)	1,312	(3,123)
Changes in liabilities
Increase (decrease) in accounts payable and accrued expenses	6,105	2,703	58,066
Increase in accrued compensation due related parties	115,000	72,000	115,000
Accrued interest expense added to principal	46,475	58,506	62,823

Net cash used in operating activities	(858,675)	(160,161)	(888,818)

Cash Flows from Investing Activities
Proceeds from sale of interests in oil and gas properties	270,250	25,000	295,250
Acquisition of oil and gas properties	(1,776,754)	(55,590)	(1,832,344)
Purchase of equipment	(11,000)	(7,432)	(11,000)
Proceeds from sale of assets	100,000	-	100,000

Net cash used in investing activities	(1,417,504)	(38,022)	(1,448,094)

Cash Flows from Financing Activities
Proceeds from sale of common stock	279,750	61,250	279,750
Proceeds from issuance of debt	2,600,000	50,000	2,650,000
Loan fees paid on financing	(488,000)		(488,000)
Repayment of debt	(107,584)	-	(107,584)
Advances from related party	49,050	82,500	60,050
Repayment of related party advances	-	(1,500)	-

Net cash provided by financing activities	2,333,216	192,250	2,394,216

Net Increase (Decrease) in Cash and Cash Equivalents	57,037	(5,933)	57,304

Cash and Cash Equivalents - Beginning of Period	267	6,200	-

Cash and Cash Equivalents - End of Period	$57,304	$267	$57,304

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From
	Year Ended		January 9, 2007
	March 31,		through
	2008	2007	March 31, 2008

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$124,142	$-	$124,142
Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Information:

For the year ended March 31, 2008

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

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
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

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-Cash Financing and Investing Information (continued):

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
date of issuance.

In July 2007, the Company issued 53,571 shares of its common stock as part consideration on compensation earned by an officer. The shares were valued at $15,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 300,000 shares of its common stock in accordance with an employment agreement. The shares were valued at $84,000, which was based on the market value of the market value of the
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

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
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
on the conversion.

In December 2007, the Company acquired all of the joint venture interests owned by Zone Petroleum and Homestead
Oil and Gas for $530,000 evidenced by promissory notes (See Notes 7 & 8).

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

During the quarter ended December 31, 2007, the Company received $2,050,000 though the issuance of convertible debt which have beneficial conversion features amounting to $500,000, which will be charged to operations over the term of the respective debt. In addition, due to the terms of the conversion on $500,000 of this indebtedness, the
Company recorded a derivative liability of $141,322.

In January 2008, the Company issued 5,025,000 shares of its common stock in consideration for consulting services. The services were valued at $1,024,250, which was based on the market value of the shares on date of issuance.

In January 2008, the Company issued 7,000,000 shares of its common stock in exchange for the cancellation of
$21,000 of indebtedness due on certain convertible debentures. The company recognized a loss of $1,344,000 on the conversion.

In March 2008, the Company issued 100,000 shares of its Series F preferred stock in exchange for the acquisition of Enhanced Oil Recovery Technologies, Inc. The shares were valued at $1,440,000 based upon the market price of the underlying common shares at date of issuance. In addition, the Company issued the seller warrants to purchase 1,000,000 shares of its common stock. The warants were valued at $85,850 and added to the basis of the assets acquired.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-Cash Financing and Investing Information (continued):

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
on the conversion.

In December 2007, the Company acquired all of the joint venture interests owned by Zone Petroleum and Homestead
Oil and Gas for $530,000 evidenced by promissory notes (See Note ___).

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

During the quarter ended December 31, 2007, the Company received $2,050,000 though the issuance of convertible debt which have beneficial conversion features amounting to $500,000, which will be charged to operations over the term of the respective debt. In addition, due to the terms of the conversion on $500,000 of this indebtedness, the
Company recorded a derivative liability of $141,322.

In January 2008, the Company issued 5,025,000 shares of its common stock in consideration for consulting services. The services were valued at $1,024,250, which was based on the market value of the shares on date of issuance.

In January 2008, the Company issued 7,000,000 shares of its common stock in exchange for the cancellation of
$21,000 of indebtedness due on certain convertible debentures. The company recognized a loss of $1,344,000 on the conversion.

In March 2008, the Company issued 100,000 shares of its Series F preferred stock in exchange for the acquisition of Enhanced Oil Recovery Technologies, Inc. The shares were valued at $1,440,000 based upon the market price of the underlying common shares at date of issuance. In addition, the Company issued the seller warrants to purchase 1,000,000 shares of its common stock. The warants were valued at $85,850 and added to the basis of the assets acquired.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-Cash Financing and Investing Information (continued):

In March 2008, the Company issued a total of 55,000 shares of its Preferred Series D stock to two consultants valued at $835,000.

During the year ended March 31, 2008, the Company granted warrants to purchase 11,000,000 shares of its common stock. The Warrants were issued to various consultants to in conection with the acquistion of certain oil and gas properties. During the year ended March 31, 2008, the Company granted options to purchase 4,200,000 shares of its common. stock. The Options were issued to various consultants and to a former director. The warrants and options were valued at $1,632,938.

Of the total compensation recognized during the year ended March 31, 2008, for shares issued amounting to
$2,617,688, $2,025,000 was classified to prepaid expense and is being amortzed over the terms of the various of the related consulting agreements. In connection with certain of these consulting agreements, Warrants were also issued and classified as prepaid expense totalling $1,270,853.

For the year ended March 31, 2007

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

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-Cash Financing and Investing Information (continued):

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

On March 30, 2005, the Company formed a wholly owned subsidiary, Oil Recovery Technologies, Inc. (formerly Permian Energy International, Inc.) (“Recovery”), a Nevada Corporation to acquire certain rights for enhanced oil recovery and reduction of paraffin build up through a thermal pulsing pump device. On April 6, 2005, the Company completed its acquisitions of rights and licenses from Permian Energy Services, LP in connection with certain rights including the representation and marketing of a proprietary thermal pulsing pump in the oil and gas industry.  The assets acquired from the LP were transferred into Recovery.  The thermal pulse unit, (“TPU”), was engineered to create a new recovery pump for oil particularly in fields with heavy paraffin problems.  As a by-product of the process for specific field applications, the need for down-hole or pump jacks can be eliminated.  Also, flow rates of oil from viscosity changes due to heat and pressure changes can be substantially increased. Through May 2007, the Company leased its sole TPU for $3,600 per month. In January 2008, the Company sold the TPU for $150,000 (See Note 7). It is the intent of the Company to purchase more units.

On January 5, 2007, the Company formed Appalachian Energy Corp. a Nevada Corporation (“Appalachian”). Appalachian is headquartered in London, Kentucky.  Appalachian acquired prospects in Tennessee. (See Note 7).

In June of 2007, the Company formed Platina Exploration Corp., a Nevada Corporation (“PEC”).  PEC is headquartered in Dallas, Texas. PEC has acquired producing interests on multiple leases in Seminole County, Oklahoma and prospects in Young County, Texas (See Note 7).

On October 5, 2007, the Company formed Applegate Petroleum Management LLC, (“Applegate”). Applegate is headquartered in Cheyenne, Wyoming, and its primary function is to coordinate private equity raising activities for Platina.

On January 10, 2008, the Company formed Wildcat Energy Corp., (“Wildcat”) a Nevada Corporation.  Wildcat is headquartered in London, Kentucky. Wildcat acquired 11 properties located in Laurel County, Kentucky and 10 properties in Whitley County, Kentucky. (See Note 7).
In March 31, 2008, the Company acquired all of the outstanding shares of Enhanced Oil Recovery Technologies, Inc. (“Enhanced”) in exchange for issuing 100,000 shares of its Series F Preferred stock. It also granted, pursuant to the terms of the purchase agreement, Warrants to purchase 500,000 shares of the Company’s common stock at $0.25 per share and Warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share (See Note 3). Enhanced was incorporated in the state of Nevada on March 14, 2008.

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (January 19, 1988).  In addition, the Company has used ongoing working capital in its operations.  At March 31, 2008, the Company’s loss from operations amounted to $2,665,109, and it had an accumulated deficit of $23,799,399.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its oil and gas production, funds generated by provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debt. Management has purchased certain rights and licenses which it plans to exploit (see Note 6). Further, the Company has entered into various drilling programs with third parties (See Note 7). Management believes that these sources of funds will allow the Company to continue as a going concern through 2009. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of March 31, 2008, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

Gathering and transmission properties are being depreciated over their estimated useful lives of 20 years and vehicles are being depreciated over their estimated useful lives that range from 3 to 5 years. All equipment is being depreciated under the straight-line method

Oil and Gas Properties

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2008, the Company did not deem any of its long-term assets to be impaired.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments

During the twelve months ended March 31, 2008, the Company recognized a derivative liability of $1,941,011 pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” as the Company did not have sufficient authorized and unissued shares to meet all of its commitments relating its convertible debt, outstanding warrants and options.  In addition, the Company also recognized a derivative liability of $107,022 relating to the adjustable conversion price contained in the terms of certain convertible debentures. The Company recognized a loss of $1,748,033 relating to these accruals.

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

Pursuant to the lease agreement, the Company received an advance payment of $7,400 and was required to make certain modifications to the pump’s vessel. As of December 31, 2007, the Company incurred $7,432 in costs associated in the vessel upgrade. The upgrade was completed in October 2006 and the $7,432 is included in the cost basis of the TPU. The lease commenced in November 2006. The costs of the vessel upgrades are being depreciated over the pump’s remaining expected useful life of approximately 6 years. In January 2008, the TPU was sold for $150,000 (See Note 7). During the year ended March 31, 2008, the Company generated $109,633 from its oil and gas production

Income Taxes

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

The Company has total net operating tax loss carry forwards at March 31, 2008 of approximately $9,350,000 for federal income tax purposes.  These net operating losses have generated a deferred tax asset of approximately $3,090,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2027 for federal tax purposes.

Stock Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, "Share- based Payment” " and SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure -An amendment to SFAS No. 123." These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based employee compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

The Company recognized stock-based compensation expense of $4,250,626 and $351,744 for the years ending March 31, 2008 and 2007, respectively. For the year ended March 31, 2008, Stock based compensation of $3,295,858 was classified to the balance sheet as prepaid expense and is being amortized over the terms of the various consulting agreements,  and $954,768 was charged directly to operations and is included in general and administrative expense. Of the $3,295,858 classified to prepaid expense, $761,479 was charged to operations during the year ended March 31, 2008.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 107,817,932 and 29,256,060 for the years ended March 31, 2008 and 2007, respectively.

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

Reclassification

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

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

Note 3, Acquisitions

Enhanced Oil Recovery Technologies, Inc.

In March 31, 2008, the Company acquired all of the outstanding shares of Enhanced Oil Recovery Technologies, Inc. (“Enhanced”) from UTEK Corporation  (“UTEK”) in exchange for issuing  UTEK 100,000 shares of its Series F Preferred stock. It also granted, pursuant to the terms of the purchase agreement, Warrants to purchase 500,000 shares of the Company’s common stock at $0.25 per share and Warrants to purchase 500,000 shares of the Company’s common stock at $0.50 per share. The Warrants expire 5 years from the date of grant. Enhanced was incorporated in the state of Nevada on March 14, 2008.

In exchange for the above-indicated shares and warrants, the Company received a commitment by the Seller to fund $300,000 into Enhanced (which was received by the Company in April) and a license issued by the University of Texas Systems as discusses in more detail in Note 6.  The Company valued the assets received based upon the conversion feature of Series F Preferred Shares issued and the value of the Warrants granted.

At any time after 6 months after issuance and with one year from issuance and at the holders discretion, the holder of Series F Preferred Shares may convert all 100,000 shares into the number of shares of the Company’s common stock that would equal $1,440,000 based on the average 5 day trading price of the Company’s common stock, but in no event shall the valuation of the Company’s common stock be less than $0.02.

The Warrants for the 1,000,000 shares of common stock were valued using the Black Scholes option-pricing model based upon a trading price of $0.09, interest rate of 2.46% and a volatility of 200%. The warrants were valued at $85,850.

The purchase price and its allocation to the assets acquires is as follows:

100,000 shares of Series F Preferred Shares                                                                                                           $1,440,000
Warrants to purchase 1,000,000 shares of
common stock                                                                           85,850 $1,525,850

Receivable from Seller $  300,000
License agreement                                                                                           1,225,850$1,525,850

Enhanced has had no activity since its inception with the exception of acquired its license. All fees required in obtaining the license have been paid by UTEK and no liabilities were assumed by the Company in the purchase of Enhanced.

Since the number of common shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate, the Company recognized a derivative liability of $1,440,000 on the issuance of the Series F Preferred Shares.

TGI, Inc.

Effective January 1, 2008, the Company acquired all of the outstanding shares of TGI, Inc. from Energas Resources, Inc. (“Energas”) for $10,000. The $10,000 was paid by the Company in April 2008. At the time of acquisition, TGI, Inc.’s only assets were drilling permits and bonding relating to the oil and gas properties that the Company had previously acquired from Energas. The Company valued the property acquired at the $10,000 paid and included in the cost in its oil and gas properties.

Note 4. Accounts Receivable, Trade

Accounts receivable, trade, consisted of $28.944 at March 31, 2008.  Allowance for doubtful accounts was $0 at March 31, 2008.

Note 5. Receivables, other

Other receivables consist of the following:

$300,000	Due from UTEK Corporation as part of the assets received in the Enhanced acquisition (See Note 3).

77,570
Note receivable due from Wyoming Energy Corp on the sale of the TPU.  Note is assessed interest at an annual rate of 8%, with principal and accrued interest fully due and payable on January 24, 2009. Until purchase price is paid in full, the Company reserves the right to repurchase the equipment for $100,000, the amount received from Wyoming as the down payment. Interest income credited to operations for the years ended March 31, 2008 and 2007, amounted to $2,570, and $0, respectively.

12,000	Advances due from Zone Petroleum

68,381	Receivable from Energas Energy as a refund on amounts advanced to pay for the rework of a well that was subsequently abandoned.

                                      1,000Employee advance
 $458,951

Note 6. Acquisition of Licensing Rights

1) On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP, in connection with certain technological representation and marketing rights of a proprietary thermal pulse pump in the oil and gas industry.  In consideration for the assets purchased, the Company originally agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%.  Under the terms of the note, accrued interest would have been due one year from the date of the Note and all principal and additional accrued interest would have been due two years from the date of the note.  Throughout the first portion of fiscal 2006, Oil Recovery Technologies, Inc. (formerly Permian Energy International) (“Recovery”) was in dispute with its prior President relative to certain amounts allegedly due to him.  The Company valued the intangible assets purchased at $347,500, which consisted of the $250,000 obligation plus the fair value of the 750,000 shares issued to a consultant in connection with the acquisition.  The Company valued the shares issued as of April 6, 2005.

In April 2006, the Company entered into a satisfactory settlement agreement with Permian Energy Services L.P. and Robert Clark ("Clark"), the former president of Recovery. Under the terms of the settlement agreement, the Company agreed to dismiss its lawsuit against Clark. The Company has also agreed to pay Clark $53,823 in exchange for Clark returning the 2,025,000 shares it received under the April 6, 2005 asset purchase agreement and cancelling the $214,963 obligation due it.

In order to bring the negotiations with Clark to a successful conclusion, Wyoming Energy Corp. had to return to Permian Energy Services LP, its 10% ownership interest in the LP. In consideration for the loss of Wyoming's interest in the LP, the Company transferred its obligation in favor of the LP to Wyoming under the same terms and conditions. At the time of the transaction, Wyoming Energy Corp. was wholly owned by the Company's president, but was subsequently sold to an unrelated third party in March 2007.

Clark also agreed not to engage in the business of providing downhole oil or gas well stimulation as referenced and defined in the PES-BI-Comp agreement, which was assigned to the Company by Clark in April 2005 pursuant to the Asset Purchase Agreement for a period of three years.

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $49,642 and $49,643 in the years ended March 31, 2008 and 2007, respectively.

2) In the Company’s acquisition of Enhanced, it received a license from the University of Texas Systems (“System”) to patented technology on an exclusive basis pertaining to offshore deep-water oil and gas exploration. The technology allows for the separation of gas from other fluids without the need of installing a gas-vent line, thus significantly reducing the cost of abstracting gas from these types of wells. The effective date of the license is March 31, 2008 with a term of 20 years, unless terminated sooner as provided in the license.

The license agreement requires 1) an annual maintenance fee of $1,000, 2) royalties of 4% of all consideration received by the Company and its affiliate from all consideration received including installation services, production license, maintenance services, and from the net sales of products developed from the licensed technology, and 3) a user fee equal to the greater of $1,000 or 4% of Average Sales Price of the Licensed Product (“ASPLP”) on each production well which is owned or managed by the Company on which the licensed product is installed.

The license also requires minimum royalties of:

$5,000 for the 12 months ended December 31, 2008
$10,000 for the 12 months ended December 31, 2009
$15,000 for each 12-month period thereafter

The Company is responsible for all costs associated the underlying patent including fees incurred in filing, prosecuting, and maintenance. For sublicenses initiated by the Company, it is required to pay Systems 30% of all Sublicense consideration. For sublicenses initiated by Systems, the Company is required to pay Systems 65% of all Sublicense consideration. Systems can terminate the license as provided for in the license agreement that includes failure by the Company to make any required payment within 30 days of its due date or failure for the Company to make its first sale of licensed product by June 30, 2009. The Company can terminate the license by 1) ceasing or not making any sales of licensed product, 2) by giving 180 days written notice and paying all accrued amounts due, or 3) failure to cure a breach of any provision of the license within 30 days of receiving written notice of such breach by Systems.

The Company valued the license at $1,225,850 and is amortizing it over its expected useful life of seven years. Amortization expense charged to operations amounted to $0 and $0 in the years ended March 31, 2008 and 2007, respectively.

Estimated amortization expense is as follows:

Year ending March 31,

2009   $  224,764
2010       224,764
2011       224,764
2012       175,121

Thereafter                             350,245
 $ 1,424,421

Note 7. Property and equipment

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

In January 2007, the company issued 22,500 shares of its Series B Preferred Stock to Tri Global Holdings, LLC for the purchase of oil and gas leases to thirty to thirty-five drilling locations on approximately 1,600 acres in the Devonian Black Shale formation located in the Appalachian Basin in East Tennessee.  The 22,500 shares were valued at $213,773, based on the market price of the Company’s underlying common stock on the date of acquisition. Each share of Series B Preferred is convertible into 100 shares of the Company’s common stock.

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

On May 14, 2007, the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming corporation to fund the development of its Young County prospect. Pursuant to the agreement, Zone is granted an exclusive for the Young County prospect as long as Zone is able to fund the development of 35 wells over an 18 month period based an turnkey agreement of $50,000 per well. As discussed below, in June 2007, the Company acquired the remaining balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC. Under the agreement with Zone Petroleum, it will receive a 75% working interest with Platina retaining the remaining 25% working interest. Under the agreement, the Company will receive an operating fee of 10% to 15%, subject to negotiation. During the year ended March 31, 2008, the Company received $175,500 from Zone and received an additional $25,000 last year relating to this agreement. On December 30, 2007, the Company acquired the remaining 75% working interest from Zone in exchange for a note payable in the amount of $210,000 (See Note 8).

On August 7, 2007, the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction thereof, of any Homestead-owned well interest on this property. Drilling activities began in August of 2007. No assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.  On December 30, 2007, the Company acquired the remaining 75% working interest from Homestead in exchange for a note payable in the amount $320,000 (See Note 8).

On October 29, 2007 the Company, through its wholly owned subsidiary, Platina Exploration Corporation, entered into a Property Sale and Joint Venture Agreement (the "Rick Newell Agreement") with Buccaneer Energy Corporation ("Buccaneer"). The Rick Newell Agreement provides for a Joint Venture by the Company with Buccaneer for a one half (1/2) interest in the Rick Newell Salt Water Disposal Project located in Oklahoma that consists of one (1) producing oil well (Rick #1) currently producing approximately four (4) barrels of oil per day, one (1) salt water disposal well (the Newell #2) and a number of wells which are to be recompleted and dispose of the salt water on the lease in the Newell #2 well. Pursuant to the Rick Newell Agreement, the Company is to pay to Buccaneer a total consideration of $455,138. In connection with this purchase, the Company is offering to qualified investors units at a price of $50,000 each. Each unit consist of 100,000 restricted shares of the Company’s common stock, a 4% working interest in the Rick #1 and the Newell #2 and a 1 ½ % working interest in the 10 non-operating wells. As of March 31, 2008, the Company has received $525,000 through the issuance of 10.5 units of which $270,250 was allocated to the working interest sold and $254,750 was allocated to the 1,050,000 common shares sold.

In January 2008, the Company, through its wholly owned subsidiary, Platina Exploration Corporation, completed its agreement to enter into a joint venture with Buccaneer and acquired its one half (1/2) interest in (i) the approximate forty percent (40%) interest of Buccaneer in the Oklahoma PUD Prospects comprised of several undeveloped prospects to be drilled and (ii) a one half (1/2) interest in the East Texas Projects consisting of the Gaywood acquisition comprised of approximately fifty (50) locations in Rusk County. Under the terms of the agreement, Buccaneer agrees to show the Company other opportunities or projects and if the Company elects to participate, it will receive a one-half (1/2) interest in such project or projects upon reimbursement to Buccaneer for its costs in such project(s). The joint venture cost the Company $199,873, which was fully paid in January 2008.

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

On January 10, 2008, entered into an Agreement of Sale and Purchase (the "Agreement") with Energas Resources, Inc. ("Energas"), TGC, Inc., a wholly-owned subsidiary of Energas, ("TGC") and AT Gas Gathering Systems, Inc., a wholly-owned subsidiary of Energas ("ATG")( Energas, TGC and ATG collectively, "Energas Resources") with the transactions set forth in the Agreement also closing on January 17, 2008 effective as of January 1, 2008. Pursuant to the Agreement, Energas Resources sold to the Company (i) all of the Energas Resources properties and interests, producing and non-producing, owned by Energas Resources as listed in the Agreement (ii) all right title and interest of Energas Resources in oil, gas and mineral leases, subleases, easements, farmout agreements, royalty agreements, overriding royalty agreements, and/or net profit interest agreements in 11 properties located in Laurel County, Kentucky and 10 properties in Whitley County, Kentucky as described in the Agreement, (iii) the interests of Energas Resources in certain property located in Laurel and Whitley Counties, Kentucky including but not limited to wells, approximately 9 miles of natural gas transmission line and gathering system facilities, compressor station and De-Hy Unit and other personal property as further described in the Agreement and (iv) all regulatory permits, licenses and authorizations relating to the purchased assets. The purchase price for the foregoing assets is $2,300,000 of which $100,000 was paid at the closing and $2,200,000 was paid by the Company executing a 7 1/2 % interest non recourse promissory note (the "Note") secured by the assets transferred to the Company. The Note further provides that the Company pay Energas Resources $100,000 on April 1, 2008, $100,000 on July 1, 2008 and commencing October 1, 2008, quarterly payments of interest only until January 1, 2010 when all outstanding principal and accrued but unpaid interest is due in full. The Company allocated the $2,300,000 to the various assets acquired as mutually determined by Energas and the Company as follows:

Transportation equipment $    15,184
Gathering and transmission equipment707,308
Oil and gas properties                                                                                1,577,508
 $2,300,000

On January 17, 2008, the Company entered into an Agreement for Sale and Purchase of Oil and Gas Properties (the "Wyoming Agreement") with Energas with the transactions set forth in the Wyoming Agreement also closing on January 17, 2008. Pursuant to the Wyoming Agreement, Platina purchased a 26% working interest in the Rusty Creek Prospect in Niobrara County, Wyoming, which includes the Finley #1 and Finley #2 producing wells and Finley #4, TA with existing production of approximately 11 barrels of oil per day, plus leases of oil and gas rights on 1,760.11 acres and various personal property for a purchase price, all of which was paid at closing, of (i) $233,379 (ii) warrants to purchase 2,500,000 shares of Platina's common stock at $.25 per share which expire on January 17, 2010, (iii) $10,593 for its participation in the workover of the Finley #1 and (iv) $111,896 for its participation in the deepening of the Finley #2.

On January 8, 2008, the Company acquired a 44% working interest in the Goff #1 Well, and the assignment of the Jack Goff and Cumberland College leases which comprises approximately 838 acres for a total purchase price of $10,000.

All of the Company’s oil properties are located in the United States. Costs incurred in its oil and gas activities for the year ended March 31, 2008, and 2007 are as follows:

                               March 31,
                                                                                    2008                       2007      Total

Acquisition costs:                                                                          $3,503,960                                       $325,198                      $3,829,158

Development costs:                                                                                            508,738--           508,738
Exploration costs:                                                     139,265                                                          --139,265
                                                                  4,151,963 325,1984,477,161
Investment in Buccaneer
     Preferred                                                                    303,123              --    303,123  a)$4,445,086$325,198 4,780,284
Less depletion and
abandoned costs                                                                                                     (34,598)
$4,745,686

a) During the year, the Company advanced Buccaneer a total of $300,000. The debt and accrued interest was converted into convertible participating preferred stock of Buccaneer. Energy Corporation. Through the issuance of these preferred shares, the Company has a 50% interest in the net profits of Bowie Energy LLC, which is distributable quarterly. The preferred shares are convertible, at the Company’s option, into Buccaneer common shares at a conversion price of $1.25 per share. Buccaneer can force conversion if Buccaneer common shares are trading at a price of $1.38 or more for 20 consecutive days and Buccaneers trading volume during the 20 days exceeds 1% of the amount to be converted.

Results of operation from oil and gas activities for the year ended March 31, 2008 and 2007 are as follows:

                    March 31,
     2008                  2007
Oil and gas revenue                                                           $109,663                                    $ --
Depreciation, depletion,
   amortization, and abandoned costs                                                                                 36,862                                             --
General and administration	56,216	--
     Total operating costs                                                            93,078                                    --

Net income before income taxes                                                                            16,858                                    --Income taxes-- --
Net income from oil and gas
activities	$16,858	$--

The following is the reserve quantity information as of March 31, 2008 (oil reserves are stated in barrels and gas reserves are stated in billion cubic feet:

Proved developed and
  undeveloped reserves
                                                               Oil                                    Gas
     Beginning of year:                                                                                      --                             --
       Purchase of minerals
         In place                                                          2,910,000                                21.6
End of year:                                                    2,910,000                                21.6

Probable reserves                                                                                                  400,000  4.0

Equipment

A summary of the Company’s equipment as of March 31, 2008 is as follows:

Transportation equipment $   26,184
Gathering and transmission
    Equipment                                                                             707,308
 733,492
Less: accumulated depreciation                                                                                    (10,473)
$723,019

Depreciation expense for the years ended March 31, 2008 and 2007 totaled $18,316 and $8,706, respectively.

In January 2008, the Company sold its thermal pump unit to Wyoming Energy Corporation for $150,000. Under the terms of the sale, the Company received $100,000 down payment and the remaining $75,000 is evidenced by a promissory note. The note is assessed interest at an annual rate of 8%, with principal and accrued interest fully due and payable on January 24, 2009. Until the purchase price is paid in full, the Company reserves the right to repurchase the equipment for $100,000, the amount received from Wyoming as the down payment. The Company recognized a gain on the sale of $134,786 that was credited to operations.

Note 8.  Notes Payable

Convertible debt

Note #1

On March 14, 2007, convertible debentures totaling $137,556 were sold by four Noteholders (“Assignors”) of the Company to third party assignee(s) represented by counsel (“Assignee”).  Under the terms of the sale, the Company agreed to modify the conversion feature of the notes. Under the modified terms, The Assignee shall have the right, upon three (3) days written notice to the Company, to convert the unpaid principal and accrued interest of each Note into the Company’s common stock at a rate of $0.002 per share for the first 4,000,000 shares and thereafter $0.003 per share, except the last 4,000,000 shares will be at the rate of $0.004 per share; provided, however, the Assignee can only convert after the respective Assignor has been fully paid for that portion of the Note that the Assignee is looking to convert. The terms further provide that no Note shall be converted at any time by the Assignee if it would result in the Assignee beneficially owning more than 9.99% of the common stock of the Company at the time of such conversion and that no Note can be converted at any time that the Fair Market Value of the common stock of the Company is less than nine cents ($0.09) per share without the prior written consent of the Board of Directors of the Company. In addition, the converted shares cannot be sold by the Assignee(s) represented by legal counsel into the US Market by the note holder for a period of five (5) years from the date of the Assignment.  In March 2007, the Company issued 2,200,000 shares of its common stock in exchange for canceling $4,400 of indebtedness. The Company recognized a loss of $281,600 on the conversion. The Company determined that the modification of the conversion features created a beneficial conversion feature (“BCF”) totaling $134,775, which was charged to interest expense during the year ended March 31, 2007.

During the year ended March 31, 2008, the Company issued 46,900,000 shares of its common stock in exchange for canceling $101,900 of indebtedness.  These shares cannot be sold by the note holder into the U.S. market for five years. The Company recognized a loss of $9,861,733 on the conversions, which is the difference between the prevailing market price of the shares on the date of conversion and the conversion price. Of the $101,900, $4,400 was cancelled under a special agreement at a price of $.0005 per share on which 8,800,000 shares were issued.

The balance of the convertible debenture at March 31, 2008 totaled $46,609 including accrued interest. The note is assessed interest at an annual rate of 12%. Interest charged to operations during the years ended March 31, 2008 and 2007, totaled $15,609 and $17,594, respectively.

Note #2

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

The Company has valued the convertible debenture (imputing an interest rate of 4.87%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $300,000 discount on the $300,000 principal amount of the convertible debenture. The discount is being amortized over the life of the 3-year life of the debenture. Interest on the debenture charged to operation on the debenture for the years ending March 31, 2008 and 2007 amounted to $12,197 and $0, respectively.  Interest charged to operation on the amortization of the discount for the years ending March 31, 2008 and 2007 amounted to $58,333 and $0, respectively. The balance of the debenture, including accrued interest on March 31, 2008 was $56,688 (net of unamortized discount of $241,667).  Subsequent to March 31, 2008,, the Company paid down its obligation to La Jolla and the principal balance owed as of July 11, 2008 is $54,700.

Per EITF 00-19, paragraph 4, this convertible debentures does not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability.

At March 31, 2008, the fair value of the warrant and conversion derivative liability on the above note amounted to $56,022.

Note #3

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

The Company has valued the convertible debenture (imputing an interest rate of 4.97%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $250,000 discount on the $250,000 principal amount of the convertible debenture. The discount is being amortized over the life of the 3-year life of the debenture. The debenture and accrued interest was fully paid by March 31, 2008. Interest charged to operations on the debenture for the years ending March 31, 2008 and 2007 amounted to $4,658 and $0, respectively. Interest charged to operation on the amortization of the discount for the years ending March 31, 2008 and 2007 amounted to $250,000 and $0, respectively.

As discussed above since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock.  Therefore, the warrants issued in connection with this transaction are shown as a liability.

At March 31, 2008, the fair value of the warrant liability on the above note amounted to $51,000.

Note #4

The Company completed a $1,500,000 financing pursuant to a Securities Purchase Agreement dated effective December 31, 2007 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,500,000 to the Company (the "Loan") pursuant to a secured Promissory Note (the "Note") dated December 31, 2007 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the Note, principal and interest amortized over the remaining twenty five months of the Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before March 30, 2010.

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

The Company issued 18,000,000 shares of its common stockand a third party non-affiliate issued an additional 6,000,000 shares into escrow as additional security for the loan.  These 18,000,000 shares are non-voting, and are considered issued but not outstanding by the Company.

As long as the Note is not in default and the trading price of the Company’s common stock is below $.40 per share, the Company has the right to pay down all or a portion of the principal balance and accrued interest plus a 15% redemption fee. The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

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

In the event the Company fails to file the registration statement ,or it does not become effective within 60 days of the filing deadline (“Scheduled Effective Date”), or sales cannot be made due to a fault in the registration statement, the Company is required to pay as liquidated damages to Trafalgar, at its option, either a cash amount or shares of the Company’s common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Note outstanding as for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be.

As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $80,000 per month) in the form of common shares only if the common stock price is trading above $.40 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.17 per share subject to certain potential adjustments.

The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

Interest charged to operation on the debenture for the years ending March 31, 2008 and 2007 amounted to $37,500 and $0, respectively.

The outstanding balance of the obligation is $1,445,784 at March 31, 2008.

Other Notes Payable

Note #5

As discussed in Note 3, Wyoming Energy Corp, a corporation previously owned by the Company’s President, returned its 10% interest in Permian Energy Services LLC in order to bring the settlement with Permian to a successful conclusion. In consideration for the loss of Wyoming's interest in the LLC, the Company transferred its obligation to Permian to Wyoming under the same terms and conditions.

Under the terms of the note, all principal and accrued interest was due two years from the date of the note, on April 5, 2007.   Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $14,826 and $13,969, respectively. The total balance of this obligation at March 31, 2008 is $256,435. The due date of this obligation including accrued interest has been extended to April 5, 2009.

Note #6

On November 29, 2007, the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest in the amount of $5,000 and repayment of the principal and interest within 60 days.  The note also called for the issuance of 100,000 shares of the Company’s common stock in payment of a loan fee.   The loan fee was valued at $22,000, which was based on the market price of the shares on the date of issuance.  The loan fee is included in expense for the year ended March 31, 2008. Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $7,589 and $0, respectively. The total balance of this obligation at March 31, 2008 is $107,589. The maturity date of the Note was extended to March 31, 2009. Under the amended terms of the Note, interest is assessed on the principal balance at an annual rate of 15%.

Note #7

On December 30, 2007, the Company acquired the remaining 75% working interest in the Young County, Texas prospect through the issuance of a note payable to Zone Petroleum, LLC in the amount of $210,000.  Pursuant to the note, $10,000 was paid on February 15, 2008 and the remaining $200,000 accrues interest at 8% per annum with interest only payments payable quarterly commencing April 1, 2008. The outstanding principal balance and accrue interest are fully due and payable on January 10, 2010. Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $4,180 and $0, respectively. The total balance of this obligation at March 31, 2008 is $204,180.

Note #8

On December 30, 2007, the Company acquired the remaining 75% working interest in the Tennessee prospects through the issuance of a note payable to Homestead Oil and Gas, Inc. in the amount of $320,000.  Pursuant to the note, $20,000 is payable on February 15, 2008 and the remaining $300,000 accrues interest at 8% per annum with interest only payments payable quarterly commencing April 1, 2008. The outstanding principal balance and accrue interest are fully due and payable on January 10, 2010. Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $6,321 and $0, respectively. The total balance of this obligation at March 31, 2008 is $306,321.

Note #9

Effective January 17, 2008, the Company entered into an agreement with Energas to acquire certain properties (See Note 7) in exchange for $2,300,000 of which $100,000 was paid at the closing and $2,200,000 was paid by the Company executing a 7 1/2 % interest non recourse promissory note (the "Note") secured by the assets transferred to the Company. The Note further provides that the Company pay Energas Resources $100,000 on April 1, 2008, $100,000 on July 1, 2008 and commencing October 1, 2008, quarterly payments of interest only until January 1, 2010 when all outstanding principal and accrued but unpaid interest is due in full. Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $41,137 and $0, respectively. The total balance of this obligation at March 31, 2008 is $2,241,137.

Note #10

On February 20, 2008, the Company borrowed $200,000 from an unrelated party under a promissory note to reduce the LaJolla obligation.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $3,370 and $0, respectively. The total balance of this obligation at March 31, 2008 is $203,370.

Note #11

On March 7, 2008, the Company borrowed $100,000 from an unrelated party under a promissory note to reduce the LaJolla obligation.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $1,027 and $0, respectively. The total balance of this obligation at March 31, 2008 is $101,027.

Note #12

On March 17, 2008, the Company borrowed $50,000 from an unrelated party under a promissory note to reduce the LaJolla obligations.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a quarterly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $288 and $0, respectively. The total balance of this obligation at March 31, 2008 is $50,288.

Note #13

On March 18, 2008, the Company borrowed $100,000 from an unrelated party under a promissory note to reduce the LaJolla obligation.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the years ended March 31, 2008 and 2007 totaled $575 and $0, respectively. The total balance of this obligation at March 31, 2008 is $100,000.

Note Payable to Related Parties

As of March 31, 2008, the Company owed its President, Blair Merriam, a total of $293,820 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the years ended March 31, 2008 and 2007 on these loans totaled $32,609 and $25,875, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company’s common stock at $0.17 per share.

Following are maturities of long-term debt for each of the next three years.

March 31,
2009	$3,766,930
2010	298,355
  4,065,285
Less                  : discount                          (241,666)
 $3,823,619

Note 9. Shareholders' Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company’s Series B Preferred Stock were converted into 500,000 shares of the Company’s common stock.

In January 2007, the Company issued 22,500 shares of its Series B Preferred Stock in consideration for certain oil and gas leases and options (see Note 7).

In January 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases and options (see Note 7).

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in consideration for consulting services valued at $280,000.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas (See Note 7).

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

In November 2007, the Company issued 2,500 shares of its Series B Preferred Stock in exchange for consulting services. The shares were valued at $63,750 based upon the market price of the underlying common shares at date of issuance.

In March 2008, the Company issued 100,000 shares of its Series F Preferred Stock in exchange for certain properties (See Note 3). The shares were valued at $1,440,000 based upon the market price of the underlying common shares at date of issuance. Holders of Series F Preferred Stock have no voting rights.

In March 2008, the Company issued 55,000 shares of its Series D Preferred Stock in exchange for consulting services. The shares were valued at $835,000 based upon the market price of the underlying common shares at date of issuance.

Common Stock

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company’s common stock as required in the April 5, 2006 settlement agreement (See Note 6). These shares were subsequently cancelled by the Company.

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

In March 2007, the Company issued 2,200,000 shares of its common stock in consideration for the cancellation of $4,400 of indebtedness (See Note 8). The aggregate fair value of the shares issued was $286,000; accordingly, the Company recorded a $281,600 loss on settlement of debt.  These shares cannot be sold by the note holder into the U.S. market for five years.

In April 2007, the Company issued 1,266,667 shares of its common stock in exchange for the cancellation of $3,800 of indebtedness due on certain convertible debentures. The Company recognized a loss of $135,533 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.

In April 2007, the Company issued 2,200,000 shares of its common stock in exchange for the cancellation of $4,800 of indebtedness due on certain convertible debentures. The Company recognized a loss of $237,200 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years..

In June 2007, the Company issued 1,400,000 shares of its common stock pursuant to rule 144 in consideration for consulting services. The services were valued at $182,000, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 50,000 shares pursuant to rule 144 of its common stock in consideration for extending the due date of a note payable.  The shares were valued at $9,500, which was based on the market value of the shares on date of issuance.

In June 2007, the Company issued 1,833,333 shares of its common stock in exchange for the cancellation of $5,500 of indebtedness due on certain convertible debentures. The Company recognized a loss of $397,833 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.

In June 2007, the Company issued 8,800,000 shares of its common stock in exchange for the cancellation of $4,400 of indebtedness due on certain convertible debentures. The Company recognized a loss of $2,481,600 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.
In June 2007, the Company issued 1,000,000 rule 144 shares of its common stock in consideration for consulting services. The services were valued at $190,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 53,571 rule 144 shares of its common stock in payment of wages earned.  The shares were valued at $15,000, which was based on the market value of the shares on date of issuance.

In July 2007, the Company issued 300,000 rule 144 shares of its common stock in accordance with an employment agreement on time stock grant.  The shares were valued at $84,000, which was based on the market value of the shares on the date of issuance.

In August 2007, the Company issued 3,900,000 shares of its common stock in exchange for the cancellation of $11,700 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $667,967 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.

In September 2007, the Company issued 7,900,000 shares of its common stock in exchange for the cancellation of $23,700 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $1,624,000 on the conversion. These shares cannot be sold in the U.S. market by the note holder for five years.

In September 2007, the Company issued 100,000 rule 144 shares of its common stock in consideration for consulting services.  The services were valued at $9,000, which was based on the market value of the shares on the date of issuance.

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

In October 2007, the Company issued 500,000 rule 144 shares of its common stock for five units in the Rick Newell Agreement.  See Note 7.

As discussed in more detail in Note 7, the Company issued 1,050,000 rule 144 shares of its common stock in October 2007 as part consideration for the sale of 10.5 Units. Each unit consist of 100,000 restricted shares of the Company’s common stock, a 4% working interest in the Rick #1 and the Newell #2 and a 1 ½ % working interest in the 10 non-operating wells. Of the total $525,000 received, $254,750 was allocated to the shares sold. The Company valued the shares sold at their respective trading price on the date of issuance.

In November 2007, the Company issued 8,000,000 shares of its common stock in exchange for the cancellation of $24,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $2,088,000 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.

In November 2007, the Company issued 300,000 rule 144 shares of its common stock for three units in the Rick Newell Agreement (See Note 7).

In November 2007, the Company issued 100,000 rule 144 shares of its common stock in payment of a loan fee.  The loan fee was valued at $22,000, which was based on the market value of the shares on the date of issuance.

In December 2007, the Company issued 1,500,000 rule 144 shares of its common stock in exchange for the consulting services.  The services were valued at $247,500, which was based on the market value of the shares on the date of issuance.

In December 2007, the Company issued 6,000,000 shares of its common stock in exchange for the cancellation of $3,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $897,000 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.

In December 2007, the Company issued 150,000 rule 144 shares of its common stock for one and one-half units in the Rick Newell Agreement (See Note 7).

In December 2007, the Company issued 343,750 rule 144 shares of its common stock in payment of $55,000 of salary owed to one executive.

In January 2008, the Company issued 100,000 rule 144 shares of its common stock for one unit in the Rick Newell Agreement (See Note 7).

In January 2008, the Company issued 5,025,000 shares of its rule 144 common stock in exchange for the consulting services.  The services were valued at $979,850, which was based on the market value of the shares on the date of issuance.

In January 2008, the Company issued 7,000,000 shares of its common stock in exchange for the cancellation of $21,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $1,344,000 on the conversion. These shares cannot be sold into the U.S. market by the note holder for five years.

As of March 31, 2008, the Company’s committed common shares exceeded the total shares that it had authorized. Pursuant EITF 00-19, Paragraph 19, the Company accrued a derivative liability on the excess committed shares totaling $3,381,011, which includes the $1,440,000 on the issuance of the Company’s Preferred Series F shares as discussed in Note 3.

Stock Warrants

At March 31, 2008, there were total warrants outstanding to purchase 10,500,000 shares of rule 144 common stock at $0.25, 500,000 shares of rule 144 common stock at $0.50, and 3,000,000 shares of common stock at $1.00. The expiration dates of the warrants vary from January 17, 2010 to March 31, 2013.  During the year ended March 31, 2008, the Company issued an extension for certain warrants and accordingly, recorded an expense of $35,767 associated with the expiration of the warrants.

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

On March 28, 2007, the Company granted stock options for a total of 3,000,000 common shares. The options were issued to its management and its employee under its 2005 Stock Option Plan. The options are exercisable any time through March 27, 2012 at a price of $.09 per share. The agreements limit the amount of shares exercised per holder in any year to 100,000. These options were valued using the Black-Scholes option-pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.50%, a dividend yield of 0% and volatility of 139%.  Compensation recognized on the above option grants was $215,500 that will be charged to operations over the next five years.  For the year ended March 31, 2008, amortization of the options was $43,100.

On March 28, 2007, the Company granted a consultant options to purchase 200,000 rule 144 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010.  The options were valued using the Black-Scholes option-pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.49%, a dividend yield of 0% and volatility of 139%. . Compensation recognized on the above option grant was $13,940 that was charged to operations at March 31, 2007,

On June 7, 2007, the Company granted a consultant options to purchase 1,000,000 rule 144 shares of its common stock at a price of $0.28 per share, the option expires on June 7, 2012.  The options were valued using the Black-Scholes option-pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.71%, a dividend yield of 0% and volatility of 164%.  Compensation recognized on the above option grant was $262,200 that will be charged to operations over the next five years.  For the year ended March 31, 2008, amortization of the options was $39,330.

On December 31, 2007, the Company granted a consultant options to purchase 1,500,000 rule 144 shares of its common stock. 750,000 shares can be purchased at a price of $0.25 per share and 750,000 shares can be purchased at a price of $0.40 per share. The options expire on December 31, 2012.  The options were valued using the Black-Scholes option-pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.45%, a dividend yield of 0% and volatility of 164%.  Compensation recognized on the above option grants was $219,450 and was charged to operations.

The following table summarizes the options and warrants outstanding at March 31, 2008:
		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – March 31, 2006	2,850,000	$0.75
Granted	3,200,000	$0.09
Exercised	-	-
Forfeited	-	-
Balance – March 31, 2007	6,050,000	$0.40
Granted	16,500,000	$0.63
Exercised	-	-
Forfeited	(2,850,000)	$(.075)
Balance – March 31, 2008	19,700,000	$ 035

All of the above options and warrants are all exercisable.

Note 10. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of March 31, 2008, the 4,000,000 stock options outstanding were all issued to related parties (see Note 9).

Noncash Transactions

For the years ended March 31, 2008 and 2007, the Company accrued $115,000 and $72,000, respectively, for compensation due its officers for services rendered. In December 2007, the Company issued 343,750 rule 144 shares of its common stock to an officer that reduced the balance of accrued compensation owed him by $55,000. The total balance due these officers at March 31, 2008 totaled $411,000.

Note 11. Subsequent Events

In April 2008, the Company issued 27,500 shares of its Series D Preferred Stock to various consultants for services rendered. Each share of Series D Preferred is convertible at the holder’s option into 100 shares of the Company’s common stock pursuant to rule 144 and is non-voting.

In April 2008, 1,800 shares of Preferred C were converted into 180,000 shares of the Company’s common stock.

In April 2008, the Company issued 2,000 shares of its Series C Preferred Stock as consideration for a loan extension.

In May 2008, the Company issued 3,500 shares of its Series D Preferred Stock as consideration for a loan extension.

In May 2008, the Company issued 11,000,000 shares of its common stock in the conversion of $21,000 of indebtedness. These shares cannot be sold into the U.S. market by the note holder for five years.

In May 2008, 1,800 shares of Preferred C were converted into 180,000 shares of the Company’s common stock.

In May 2008, 11,224 shares of Preferred B were converted into 1,122,240 shares of the Company’s common stock.

On May 8, 2008, the Company filed an amendment with the state of Delaware thereby increasing the number of authorized shares from 120,000,000 to 520,000,000 including 500,000,000 common shares and 20,000,000 preferred shares.

On May 22, 2008, the Company completed a $2,300,000 financing pursuant to a Securities Purchase Agreement dated effective May 21, 2008 with Trafalgar Capital Specialized Fund, Luxembourg (“Trafalgar”) for Trafalgar to loan $2,300,000 to the Company (the “Loan”) pursuant to a secured Convertible Promissory Note (the “Note”) dated May 21, 2008 with interest at 10% due in monthly payments of interest only commencing one (1) month from the date of the Note, with all principal and accrued but unpaid interest due on or before August 21, 2010 when the Company’s Common Stock is trading at $0.30 above, Trafalgar may convert all or any part of the principal plus accrued interest into shares of the Company’s Common Stock at the fixed price of $0.081 per share, subject to various adjustments.

The material default provisions include non-payment of principal or interest when due.  As part of this transaction, the Company issued 2,300,000 restricted shares of its Common Stock to Trafalgar and pledged 57,500 shares of its Series E Preferred Stock to Trafalgar to secure the Note. The Note is further secured with all of the Company’s assets. The funds from the loan will be used to develop the Company’s oil and gas projects. Series E Preferred Stock is non-voting and each preferred share is convertible into 1,000 shares of the Company’s common.

In June 2008, the Company issued 8,500 shares of its Series D Preferred Stock as additional consideration in connection with the Company’s loan activities.

In June 2008, the Company issued 10,000 shares of its Series D Preferred Stock to a consultant for services rendered.

In June 2008, the Company issued 11,500 shares of its Series D Preferred Stock to certain employees as safety awards.

In June 2008, the Company issued 4,500 shares of its Series D Preferred Stock as full payment on accrued compensation due a former officer totaling $24,000.

In June 2008, the Company issued 2,500 shares of its Series D Preferred Stock to each of its three Directors for services rendered.

In June 2008, the Company issued its President, Mr. Blair Merriam, 200,000 shares of its Series D Preferred Stock in consideration for cancelling $20,000 of indebtedness due him.

In June 2008, the Company issued 23,484.870 shares of its common stock in the conversion of $23,485 of indebtedness including accrued interest. The issuance of these shares completely paid off the remaining balance of the $137,556 debt as discussed in Note 8 above. These shares cannot be sold into the U.S. market by the note holder for five years.

In June 2008, the Company issued 1,538,462 shares of its rule 144 common stock in consideration for $100,000.

In June 2008, 20,000 shares of Series B Preferred Stock were converted into 2,000,000 shares of the Company’s common stock.

As of July 14, 2008, the Company paid down its obligation to La Jolla.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, the end of the period covered by this report, the Company’s Chief Executive Officer and its Chief Financial Officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and Rule 15d-15(e)), which are designed to ensure that material information the Company must disclose in the Company’s report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis. We have concluded, based on that evaluation, that, as of such date, the disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although the evaluation did not detect any material weaknesses in the Company’s system of internal accounting controls over financial reporting, management identified significant deficiencies with respect to and inadequate document control and and a lack of sufficient review of those accounts and related journal entries. The Company has reviewed its reconciliation and review process and has instituted corrective action in the first quarter of 2009.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of March 31, 2008, and the significant deficiencies described above, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Controls over Financial Reporting

Beginning with the Company’s first fiscal year ending after March 31, 2008, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include management's report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, and (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. For the year ended March 31, 2010, a statement that our registered independent public accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting will be required.

In order to achieve compliance with Section 404 within the prescribed period, management is planning to commence a Section 404 compliance project to assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. At this time, management is assessing the proper parameters of a Section 404 compliance project in light of emerging guidance from the SEC on such parameters.

During the fourth quarter of fiscal year 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

General

The Board of Directors has three members. Each director serves a one-year term that expires at the following annual meeting of stockholders. Executive officers are appointed by the Board of Directors and serve until their successors are appointed. There are no family relationships among our directors or executive officers.

The Board of Directors does not have a separately-designated standing audit committee or a committee performing similar functions,  As the entire Board of Directors is acting as the Audit Committee.  The Board of Directors intends to consider, as Platina’s financial activity increases, the possible creation of a separately-designated standing audit committee.  The Board of Directors has determined that each of Blair J. Merriam and James E. Jack qualifies as an "audit committee financial expert," as defined by applicable by the rules and regulations of the U.S. Securities and Exchange Commission.

Platina’s directors, executive officers and control persons are listed below with information about their respective backgrounds:

Name	Age	Positions

Blair J. Merriam	50	Chief Executive Officer, President and Director
Daniel W. Thornton	47	Secretary, Vice President Business Development, Director
James E. Jack	66	Director
______________________

The backgrounds of the directors, executive officers and control persons are as follows:

Blair J. Merriam - Chief Executive Officer, President and Director.  Mr. Merriam has been a director since _______________ 2002, and has served as President and Chief Executive Officer since ________ 2004.  From __________ 2002 to __________ 2005, Mr. Merriam was a director and shareholder of a privately-held claim contract company that offered third party services that included all facets of insurance adjustment, including those related to natural resources.  Moreover, from __________ 1995 to __________ 2004, Mr. Merriam served as an oil and gas business consultant.

Daniel W. Thornton - Vice President - Business Development, Secretary and Director.   Mr. Thornton has been a director since October 1999, and has served as Vice President - Business Development and Secretary since ________ 200___.  Mr. Thornton received a bachelor’s degree in Wellness Science from Notre Dame De Lafayette University.

James E. Jack  - Director.  Mr. Jack has been a director since March 2008.  From December 2006 until the end of March 2008, Mr. Jack served as the Managing Director of the Baron Group, USA, LLC, an international investment banking firm based in Hong Kong that provides strategic consulting and banking services to large and mid-cap companies, primarily in Asia and North America.  In June 2006, Mr. Jack formed J. E. Jack & Partners, LLC, a financial advisory and consulting firm with respect to which Mr. Jack continues to serve as a principal.  From the autumn of 2003 to June 2006, he was a principal in PentaCap LLC, another financial advisory and consulting firm.   From May 2001 to the summer of 2003, Mr. Jack served as Chief Financial Officer and Executive Vice President of Medallion Financial Corp., a publicly traded company.  Mr. Jack received a B.B.A. in accounting from the University of Notre Dame, an M.B.A from the Edwin L. Cox School of Business, Southern Methodist University, and an honorary Doctor of Laws from St. Mary’s College, Notre Dame, Indiana.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics that applies to the principal executive officer, principal financial officer and principal accounting officer.  The reasons for this inaction is the belief that such a code would not provide meaningful additional protection due to the current, comparatively small size of operations and the number of members of management, the involvement of non-management personnel in connection with the business (including independent auditors and outside counsel), and the protection provided by existing fiduciary duties imposed on Management.  In the future, Platina may adopt such a Code of Ethics if the Board believes that the development and adoption of a Code of Ethics would benefit the Company and its stockholders.   Upon any such adoption of a Code of Ethics, it will be posted on Platina’s Web site, a copy filed as an exhibit to our next Annual Report, and undertake to provide a copy of the Code of Ethics, without charge, to any person who requests a copy.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that Platina’s officers and directors, and persons who own more than ten percent of a registered class of its equity securities, file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Daniel W. Thornton, a director and an officer, filed several weeks late a single Form 4 regarding his single grant of warrants to purchase 750,000 shares. We believe that, during fiscal 2008, each of our officers, directors and greater than ten percent stockholders otherwise complied with all applicable filing requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation we paid during the fiscal years ended March 31, 2008 and 2007 to our Chief Executive Officer, who is the only executive officer whose total compensation exceeded $100,000 in either of the past two fiscal years. For the purpose of this Annual Report, the executive officer listed in the table below is referred to as the “Named Executive Officer.”

Summary Compensation Table (1)
Name and Principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Comensation ($)	Total ($)
(a)	(b)		(d)	(e)	(f)	(g)
Blair J. Merriam	2008	$142,500	$0	$0	$0	$142,500
Chief Executive Officer
Blair J. Merriam	2007	$54,000	$0	$143,667	$0	$197,667
Chief Executive Officer		(2)

(1)
The Columns designated by the U.S. Securities and Exchange Commission for the reporting of certain bonuses, stock awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings and other compensation have been eliminated as no such bonuses, awards, compensation or earnings were made to, earned by, or paid to or with respect to any person named in the table during any fiscal year covered by the table.

(2)	Of this amount, $99,000 was accrued and was not actually paid.
(3)           None of this amount was actually paid, but instead all of it accrued.

Outstanding Equity Awards

The table below set forth information pertaining to outstanding stock awards granted to the Named Executive Officer as of March 31, 2008.  No stock awards of any kind have been granted; accordingly, the Columns designated by the U.S. Securities and Exchange Commission for the reporting of certain stock awards have been eliminated.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options	Number of Securities Unexercised Options	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date

Blair J. Merriam	2,000,000	0	0	$0.09	March 27, 2012
Chief Executive Officer

Compensation Agreements with Key Personnel

Platina has a five-year employment agreement with Blair J. Merriam, its Chief Executive Officer and President and a Director, that became effective on January 1, 2008 and may be terminated before January 1, 2013 upon certain customary events, such as death, disability, and for “cause.”  Mr. Merriam also has the right to terminate this agreement upon the giving of 60 days’ prior notice.  The agreement currently provides for an annual salary of $180,000, which may be increased upon Board approval.  Mr. Merriam is entitled to Company paid health insurance.  Provided he meets eligibility criteria, Mr. Merriam may also participate in any existing employee benefit plans or that are later establish for employees.  In addition to the employment agreement, Platina has entered into a stock option agreement with Mr. Merriam.  The option agreement grants to Mr. Merriam, pursuant to our 2005 Stock Option Plan, incentive stock options to purchase 2.0 million shares of our common stock at a per-share purchase price of $.09.  The options have a term of five years, and generally may be exercised only while Mr. Merriam is an employee of the Company or shortly after his employment therewith ends.  Because the securities are incentive stock options, they are subject to certain limitations, such as the limitation that the aggregate fair market value of the stock (determined at the time the options were granted) with respect to which these options are exercisable for the first time by Mr. Merriam in any calendar year does not exceed $100,000.

Director Compensation

In fiscal 2008 (as well as in prior fiscal years), the Company did not pay its directors any compensation for service as such, although the Board is  considering the future payment of compensation to outside directors in amounts not now determined.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of July 14, 2008 concerning the beneficial ownership of Platina’s voting stock (i) by each stockholder who is known by us to own beneficially in excess of 5% of an outstanding class of voting stock; (ii) by each director; (iii) by each executive officer; and (iv) by all executive officers and directors as a group.  Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days of July 14, 2008 are treated as outstanding only for determination of the number and percent owned by such group or person.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned	% of Class (1)	Number of Votes	% of Total Votes
Directors and Executive Officers
Blair J. Merriam (2) 14850 Montfort Dr. Suite 131 Dallas, Texas 75254-6750	Common	5,205,457 (2)	4.1%	3,205,457	2.4%

Daniel W. Thornton (3) 4255 S. Bannock St. Englewood, CO 80110	Common	1,612,500 (3)	1.3%	862,500	0.6%

All directors and executive officers as a group (two persons)	Common	6,817,957 (4)	5.3% (4)	4,067,957	3.1%
Non-management 5% Stockholders

Tri Global Holdings, LLC 22 Saddlebrook Garden London, Kentucky 40744	Preferred	22,500	32.7%	2,250,000	1.7%

Newport Capital Consultants 19 Island Vista Newport, California 90292	Preferred	20,000	29.1%	2,000,000	1.5%

Carlos Newberry Avenida L. N. Alem 790, Floor 11 Buenos Aires, Argentina	Preferred	10,000	14.5%	1,000,000	0.8%

(1)
For purposes of computing the percentages of preferred stock beneficially owned, the aggregate number of only our Series A, Series B and Series C Preferred Stock was used as the base, because these are Platina’s only voting preferred shares.

(2)	Includes 2,000,000 shares that may be acquired directly pursuant to the exercise of options.

(3)	Includes 750,000 shares that may be acquired directly pursuant to the exercise of options.

(4)
Includes 2,750,000 shares that may be acquired directly pursuant to the exercise of options.  Due to rounding of the percentage figures for the individual officers and directors, the aggregate percentage figure in the column captioned “% of Class” is not a simple sum of these individuals’ percentage figures.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Blair Merriam, our Chief Executive Officer and a Director, has granted loans to Platina for the purpose of aiding the Company in meeting its basic expenses associated with legal, accounting and SEC filings.  The advances that Mr. Merriam made bear interest at an annual rate of 12%, and for the fiscal year ended March 31, 2008 his loan balance was credited for $32,609 in accrued interest.  The balance due to Mr. Merriam, including activity from prior years, was $293,820 as of March 31, 2008.  Under the terms of the loans, until the principal loans balance and accrued interest are paid in full, Mr. Merriam has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at $0.17 per share.

Director Independence

Platina’s common stock is not now listed on a national securities exchange or in an inter-dealer quotation system.  For purposes of this section, the standards established by the American Stock Exchange (the “AMEX”) have been used for determining whether each of the Company’s directors is “independent.”  The Board has determined that James E. Jack is currently our only “independent” director in accordance with the AMEX independence standards.  The Board has also determined that Joseph F. Langston, Jr., who served as a director throughout fiscal 2008 until his resignation on March 31, 2009, was an “independent” director in accordance with the AMEX independence standards during the time of his service.  The AMEX rules generally require that a listed company’s Board of Directors be composed of a majority of independent directors. However, these rules provide that a “small business issuer” need only maintain a Board of Directors comprised of at least 50% independent directors.  Nevertheless, due to the Company’s current Board composition, we would not meet this less stringent standard if our shares were listed on the AMEX.

The AMEX rules generally require that a listed company’s Audit Committee be composed of at least three members, each of whom must be independent.  However, these rules provide that one director who is not independent but meets certain other requirements may be appointed to the Audit Committee, if the Board of Directors, under exceptional and limited circumstances, determines that membership on the committee by the individual is required by the best interests of the Board of Directors and tje stockholders.  Platina’s Board of Directors does not have a separately-designated standing audit committee or a committee performing similar functions.  Instead, the entire Board of Directors is acting as the Audit Committee.  Blair J. Merriam and Daniel W. Thornton were not “independent” directors in accordance with the AMEX independence standards.  In view of all of the above, Platina would not have met the AMEX audit committee requirements if its shares were listed on the AMEX.

ITEM 13. EXHIBITS.

The following exhibits are filed with this Annual Report or are incorporated herein by reference:

Exhibit No.	Description

3.01
Certificate of Incorporation and certain amendments thereto are incorporated by reference from our Form 10-SB (SEC File No. 000-28335) filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 24, 1999, Part III, Item 1, Exhibit 2.1.

3.02
Certificate of Amendment to Certificate of Incorporation is incorporated herein by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 (SEC File No. 000-28335), Item 13, Exhibit 1.

3.03	Certificate of Amendment to Certificate of Incorporation is incorporated herein by reference from our Current Report on Form 8-K filed on June 20, 2005 (SEC File No. 000-28335), Exhibit 3.1.
3.04	Certificate of Amendment to Certificate of Incorporation – filed herewith
3.05	Amended and Restated Bylaws are incorporated herein by reference from our Information Statement on Schedule 13C (SEC File No. 000-28335), filed with the SEC on February 29, 2008, Exhibit 3.7.
4.01
Certificate of Designation respecting the Series A Preferred Stock is incorporated by reference from our Form 10-SB (SEC File No. 000-28335) filed with the SEC on November 24, 1999, Part III, Item 1, Exhibit 2.1.

4.02
Certificate of Designation respecting the Series B Preferred Stock is incorporated herein by reference from our Information Statement on Schedule 13C  (SEC File No. 000-28335), filed with the SEC on February 29, 2008, Exhibit 3.4.

4.03
Certificate of Designation respecting the Series C Preferred Stock is incorporated herein by reference from our Information Statement on Schedule 13C  (SEC File No. 000-28335), filed with the SEC on February 29, 2008, Exhibit 3.5.

4.04	Certificate of Designation respecting the Series D Preferred Stock – filed herewith
4.05
Certificate of Designation respecting the Series E Preferred Stock is incorporated herein by reference from our Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 4.1.

4.06
Certificate of Designation respecting the Series F Preferred Stock is incorporated herein by reference from our Current Report on Form 8-K filed on April 9, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 4.1.

4.07	Specimen Common Stock Certificate – filed herewith
4.08	Specimen Preferred Stock Certificate – filed herewith
10.01
Exclusive Marketing Representative Agreement dated September 30, 2004 between us and Bi-Comp, L.L.C. is incorporated herein by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 (SEC File No. 000-28335), Item 13, Exhibit 10.2.

10.02
Asset Purchase Agreement dated as of October 27, 2006 between us and Tri Global Holdings, LLC is incorporated herein by reference from our Current Report on Form 8-K filed on November 6, 2006 (SEC File No. 000-28335), Item 9.01(c), Exhibit 2.1.

10.03
Loan Agreement dated January 12, 2007 between us and William Robotham is incorporated herein by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 (SEC File No. 000-28335), Item 13, Exhibit 10.1.

10.04
Commercial Lease Agreement dated November 13, 2006 between us and King Keller Partnership   is incorporated herein by reference from our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 (SEC File No. 000-28335), Item 13, Exhibit 10.2.

10.05	Incentive Stock Option Agreement dated effective March 28, 2007 between us and Blair J. Merriam – filed herewith
10.06
Securities Purchase Agreement dated August 30, 2007 between us and La Jolla Cove Investors, Inc. is incorporated herein by reference from our Current Report on Form 8-K filed on September 6, 2007 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.1.

10.07
7 ¼ % Convertible Debenture in favor of La Jolla Cove Investors, Inc. in the original principal amount of $300,000 is incorporated herein by reference from our Current Report on Form 8-K filed on September 6, 2007 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.2.

10.08
Warrant to purchase 3,000,000 shares in favor of La Jolla Cove Investors, Inc. is incorporated herein by reference from our Current Report on Form 8-K filed on September 6, 2007 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.3.

10.09
Property Sale and Joint Venture Agreement dated October 29, 2007 between us and Buccaneer Energy Corporation regarding the Rick Newell Salt Water Disposal Project is incorporated herein by reference from our Current Report on Form 8-K filed on November 8, 2007 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.1.

10.10
Property Sale and Joint Venture Agreement dated October 31, 2007 between us and Buccaneer Energy Corporation regarding Buccaneer's Oklahoma PUD Prospects is incorporated herein by reference from our Current Report on Form 8-K filed on November 8, 2007 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.2.

10.11	Employment Agreement dated effective January 1, 2008 between us and Blair J. Merriam – filed herewith
10.12
Securities Purchase Agreement dated effective December 31, 2007 between us and Trafalgar Capital Specialized Fund, Luxembourg is incorporated herein by reference from our Current Report on Form 8-K filed on January 16, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.1.

10.13
Secured Promissory Note dated December 31, 2007 and executed by us and Trafalgar Capital Specialized Fund, Luxembourg, in the original principal amount of $1,500,000 is incorporated herein by reference from our Current Report on Form 8-K filed on January 16, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 99.2.

10.14
Agreement of Sale and Purchase dated effective January 1, 2008 between Wildcat Energy Corp., a wholly owned subsidiary of Platina Energy Group Inc., Energas Resources, Inc. ("Energas"), TGC, Inc., a wholly-owned subsidiary of Energas and AT Gas Gathering Systems, Inc., a wholly-owned subsidiary of Energas, is incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.1.

10.15
Secured non-recourse Commercial Note dated January 1, 2008 in the principal amount of $2,200,000 payable by Wildcat Energy Corp. to Energas Resources, Inc. is incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.2.

10.16
Assignment of Production and Proceeds (Laurel County) is incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.3.

10.17
Assignment of Production and Proceeds (Whitley County) is incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.4.

10.18
Agreement for Sale and Purchase of Oil and Gas Properties dated January 17, 2008 between Platina Energy Group Inc. and Energas Corp. is incorporated herein by reference from our Current Report on Form 8-K filed on January 24, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.5.

10.19
Agreement and plan of Acquisition with UTEK Corporation and Enhanced Oil Recovery Technologies, Inc., a wholly-owned subsidiary of UTEK, is incorporated herein by reference from our Current Report on Form 8-K filed on April 9, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 2.1.

10.20
Warrant to purchase 500,000 shares of the common stock at an exercise price of $.25 per share issued in favor of UTEK Corporation is incorporated herein by reference from our Current Report on Form 8-K filed on April 9, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 4.2.

10.21
Warrant to purchase 500,000 shares of the common stock at an exercise price of $.50 per share issued in favor of UTEK Corporation is incorporated herein by reference from our Current Report on Form 8-K filed on April 9, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 4.3.

10.22
Securities Purchase Agreement dated effective May 21, 2008 between us and Trafalgar Capital Specialized Fund, Luxembourg is incorporated herein by reference from our Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.1.

10.23
Secured Promissory Note dated May 21, 2008 and executed by us and Trafalgar Capital Specialized Fund, Luxembourg, in the original principal amount of $2,300,000 is incorporated herein by reference from our Current Report on Form 8-K filed on May 30, 2008  (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.2.

10.24
Pledge Agreement dated May 21, 2008 and between us, Trafalgar Capital Specialized Fund, Luxembourg, and James G. Dodrill II, P.A., as escrow agent, is incorporated herein by reference from our Current Report on Form 8-K filed on May 30, 2008  (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.3.

10.25
Security Agreement between us and Trafalgar Capital Specialized Fund, Luxembourg is incorporated herein by reference from our Current Report on Form 8-K filed on May 30, 2008 (SEC File No. 000-28335), Item 9.01(c), Exhibit 10.4.

21.01	Significant Subsidiaries – filed herewith
23.01	Consent of W. F. Glover Engineering - filed herewith
23.02	Consent of Ramsey Property Management - filed herewith
23.03	Consent of Nova Resource, Inc. - filed herewith
31.01	Sarbanes Oxley Section 302 Certifications - filed herewith
32.01	Sarbanes Oxley Section 906 Certifications - filed herewith
99.01	Our 2005 Stock Option Plan – filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2008 and 2007, the aggregate fees that we paid to Jonathon P. Reuben, CPA, an accountancy corporation and our independent auditor, for professional services were as follows:

	Year Ended March 31,
	2008	2007
Audit Fees	$	$30,753
Audit-Related Fees		N/A
Tax Fees		N/A
All Other Fees		N/A

Audit Committee Pre-Approval of Audit and Permissible
Non-Audit Services of Independent Registered Public Accounting Firm.

The Company pre-approves the engagement of Jonathon P. Reuben, CPA, an accountancy corporation (the “Auditor”) for all audit and permissible non-audit services. The Company annually reviews the audit and permissible non-audit services performed by the Auditor, and reviews and approves the fees charged by the Auditor.  The Company has considered the role of the Auditor in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the Auditor’s independence in the conduct of its auditing functions.

APPENDIX A

Glossary of Certain Natural Gas and Oil Terms

The following are abbreviations and definitions of certain terms commonly used in the natural gas and oil industry and in this Annual Report.

      Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

      Bcf/d. One billion cubic feet per day.

      Bcfe. One billion cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcf at a ratio of 6 Mcf to 1 Bbl of oil.

      Boe. Barrels of oil equivalent, with 6,000 cubic feet of natural gas being equivalent to one barrel of oil.

      Bop/d. Barrels of oil per day.

      Btu or British thermal unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

      Btu/cf. The heat content, expressed in Btu’s, of one cubic foot of natural gas.

      Completion. The installation of permanent equipment for the production of natural gas or oil.

      Developed acreage. The number of acres that are allocated or assignable to producing wells or wells capable of production.

      Development well. A well drilled into a proved natural gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

      Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

      Exploitation. The continued development of a known producing formation in a previously discovered field. To make complete or maximize the ultimate recovery of oil or natural gas from the field by work including development wells, secondary recovery equipment or other suitable processes and technology.

      Exploration. The search for natural accumulations of natural gas and oil by any geological, geophysical or other suitable means.

      Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir or to extend a known reservoir.

      Field. An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

      Fracturing. The technique of improving a well’s production or injection rates by pumping a mixture of fluids into the formation and rupturing the rock, creating artificial channels. As part of this technique, sand or other material may also be injected into the formation to keep the channels open, so that fluids or gases may more easily flow through the formation.

      Gross acres. The total acres in which we own any amount of working interest.

      Gross wells. The total number of producing wells in which we own any amount of working interest.

      Horizontal drilling. A drilling operation in which a portion of the well is drilled horizontally within a productive or potentially productive formation. This operation usually yields a well which has the ability to produce higher volumes than a vertical well drilled in the same formation.

      Injection well or injector. A well that is used to place liquids or gases into the producing zone during secondary/tertiary recovery operations to assist in maintaining reservoir pressure and enhancing recoveries from the field.

      Lease. An instrument that grants to another (the lessee) the exclusive right to enter to explore for, drill for, produce, store and remove natural gas and oil on the mineral interest, in consideration for which the lessor is entitled to certain rents and royalties payable under the terms of the lease. Typically, the duration of the lessee’s authorization is for a stated term of years and “for so long thereafter” as minerals are producing.

      MBbl. One thousand barrels of oil or other liquid hydrocarbons.

      Mcf. One thousand cubic feet of natural gas at standard atmospheric conditions.

      Mcf/d. One Mcf per day.

      Mcfe. One thousand cubic feet equivalent of natural gas, calculated by converting oil to equivalent Mcfs, at a ratio of 6 Mcf to 1 Bbl of oil.

      MMBtu. Million British thermal units.

      MMcf. One million cubic feet of natural gas at standard atmospheric conditions.

      Net acres. Gross acres multiplied by Platina’s percentage working interest in the acreage.

      Net production. Production that is owned by  Platina less royalties and production due others.

      Net wells. The sum of all the complete and partial well ownership interests (i.e., if we own 25% percent of the working interest in eight producing wells, the subtotal of this interest to the total net producing well count would be two net producing wells).

      Operator. The individual or company responsible for the exploration, exploitation, development and production of a natural gas or oil well or lease.

      Overriding royalty interest. Ownership in a percentage of production or production revenues, free of the cost of production, created by the lessee, company and/or working interest owner and paid by the lessee, company and/or working interest owner out of revenue from the well.

      Pay zones. A reservoir or portion of a reservoir that contains economically producible natural gas and oil reserves.

      Permeability. The capacity of a geologic formation to allow water, natural gas or oil to pass through it.

      Plugging and abandonment. Sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface.

      Productive well. A well with the capacity to produce hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

      Prospect. A specific geographic area which, based on supporting geological, geophysical or other data and preliminary economic analysis using reasonable anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

      Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

      Proved reserves. The estimated quantities of oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

      Proved undeveloped reserves (PUD). Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

      Reservoir. A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

      Royalty. An interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage, or of the proceeds of the sale thereof, but generally does not require the royalty owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

      Secondary recovery. An artificial method or process used to restore or increase production from a reservoir after the primary production by the natural producing mechanism and reservoir pressure has experienced partial depletion. Gas injection and waterflooding are examples of this technique.

      Three-dimensional seismic. The method by which a three-dimensional image of the earth’s subsurface is created through the interpretation of reflected seismic data collected over a surface grid. Three-dimensional seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, exploitation and production.

      Tcf. One trillion cubic feet of natural gas

      Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

      Working interest. An interest in a natural gas and oil lease that gives the owner of the interest the right to drill for and produce natural gas and oil on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Platina Energy Group Inc.has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

July 15, 2008	PLATINA ENERGY GROUP INC.

	By:	/s/ Blair J. Merriam
Blair J. Merriam,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Blair J. Merriam Blair J. Merriam	Director, Chief Executive Officer & Chief Financial Officer	July 15, 2008
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Daniel W. Thornton	Director	July 15, 2008
Daniel W. Thornton

/s/ James E. Jack	Director,	July 15, 2008
James E. Jack

Exhibit 31.01

CERTIFICATIONS

I, Blair J. Merriam, certify that:

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

4.           The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in registrant's internal controls that occurred during registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, registrant's internal controls; and

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal controls, to the registrant's auditors and the audit committee of registrant's Board of Directors:

a)
all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

/s/ Blair J. Merriam
Blair J. Merriam,
Date: July 15, 2008                                                                                     Chief Executive Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES OXLEY ACT OF 2002

In connection with the Annual Report of Platina Energy Group Inc. (the "Company") on Form 10-KSB for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

July 15, 2008                                                                By: /s/ Blair J. Merriam
Blair J. Merriam
Chief Executive Officer