Form 10KSB/A
period 2008-03-31
PLATINA ENERGY GROUP INC.
filed 2008-07-17
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                                                                Yes ☐       No ☑

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☑       No ❒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☑

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

Transitional Small Business Disclosure Format (check one): Yes ❒      No ☑

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

The Company’s auditor has given it a “going concern” qualification, which questions the Company’s ability to continue as a going concern without additional financing.

The Company’s independent certified public accountant has added an emphasis paragraph to its report on our consolidated financial statements for the year ended March 31, 2008 regarding the Company’s ability to continue as a going concern. Key to this determination is the Company’s historical losses (which have led to an accumulated deficit of $23,799,399 as of March 31, 2008) and the Company’s present lack of a profitable business.  Management plans to try to fund the company partially through sales of oil and gas production, and the exploitation of the Company’s intellectual property.  However, management believes that funds generated from operations will not be sufficient to cover cash needs in the foreseeable future, and the Company will continue to rely on funds by provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debt, although there can be no assurance in this regard.  In the event revenues do not materialize at the expected rates, management would seek additional financing or would conserve cash by further reducing expenses. There can be no assurance that the Company will be successful in achieving these objectives, becoming profitable or continuing our business without either a temporary interruption or a permanent cessation.

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

Risks Related to Platina’s Common Stock

The Company may have entered into a number of arrangements that could result in a substantial increase in the number of its outstanding shares of common stock, which could (among other things) depress the price of the common stock if such shares were to be sold into the public market.

         The Company may have entered into a number of arrangements that could result in a substantial increase in the number of outstanding shares of its common stock.  These arrangements include but may not be limited to the following:

•	Options to purchase approximately 5.7 million shares of common stock had been issued to officers, directors, employees and consultants as of March 31, 2008; and
•	Warrants to purchase approximately 14.0 million shares of common stock were outstanding as of March 31, 2008; and
•
18,000,000 shares of common stock and preferred stock convertible into 57,500,000 shares of common stock have been pledged to secure loans from Trafalgar Capital Specialized Fund, Luxembourg (“Trafalgar”), which could be entitled to such shares upon a default; and

•
Shares of preferred stock (other than those pledged to Trafalgar) convertible into a known 40,494,910 shares of common stock and an additional indeterminable number of shares of common stock were outstanding as of March 31, 2008; and

•	Convertible promissory notes are outstanding that under certain circumstances could convert into an indeterminable number of shares of common stock.
•	Implied stock conversion precedence’s to extinguish old debt obligations

         The acquisition of shares of common stock pursuant to any of the arrangements described above could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such acquisition.  Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.  Moreover, the terms on which the Company could obtain additional capital during the life of these arrangements may be adversely affected because of such potential dilution.  Finally, any sales of large quantities of shares of the Company’s common stock could adversely affect the price of its common stock.  The acquisition of shares of common stock pursuant to any of the arrangements described above could substantially increase the number of outstanding shares that could be sold, and these shares could be sold at any price and at any time determined by the holders thereof without much in the way of limitation.  If holders sell large quantities of shares of common stock, the common stock price may decrease, and the public market for Platina’s common stock may otherwise be adversely affected because of the additional shares available in the market or as a result of other market factors.

Provisions in the articles of incorporation, Company bylaws and Delaware law may make it more difficult to effect a change in control, which could adversely affect the price of Platina’s common stock.

Provisions of Platina’s articles of incorporation, Company bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to Platina stockholders. The Company may issue shares of preferred stock in the future without stockholder approval and upon such terms as the Board of Directors may determine. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the Company’s outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition.

The articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of the Company or its Management. These provisions include:

•	providing that special meetings of stockholders may only be called by the Board pursuant to a resolution adopted by:

(i)	Platina’s President;
(ii)	a majority of the members of the Board, or
(iii)	holders of not less than one-tenth of all the outstanding shares of the corporation entitled to vote at the meeting;

•	prohibiting cumulative voting in the election of directors.

    These provisions also could discourage proxy contests and make it more difficult for any stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire the Company, even if doing so could potentially benefit stockholders, and may limit the price that potential investors are willing to pay in the future for shares of common stock.

    The Company is also subject to provisions of the Delaware corporation law that prohibit business combinations with persons owning 10% or more of the voting shares of a corporation's outstanding stock, unless the combination is approved by the Board of Directors prior to the person owning 10% or more of the stock, for a period of three years, after which the business combination would be subject to special stockholder approval requirements. This provision could deprive Platina stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or may otherwise discourage a potential acquirer from attempting to obtain control from Management, which in turn could have a material adverse effect on the market price of the common stock.

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

As of March 31, 2008, the Company owned natural gas and oil leasehold interests in approximately 8,600 gross (7,000 net) acres, approximately 80% of which are undeveloped.  In addition, the Company owns working interests in 73 gross (41 net) wells.  As of March 31, 2008, Platina had estimated net proved reserves of 2.9 million bbls of oil and 21.6 thousand MMCF of natural gas.  Platina’s estimated net proved reserves are located on approximately 90% of net acreage held.

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

Program	Developed Acreage		Undeveloped Acreage		Total Acreage		Weighted Average Remaining Lease Term
	Gross	Net	Gross	Net	Gross	Net

Texas – Young County	55	55	270	270	325	325	years (1)
Texas – Palo Duro Basin	0	0	722	722	722	722	2 years
Oklahoma	180	60	220	90	400	150	years (1)
Tennessee	160	160	1440	1440	1600	1600	years (1)
Kentucky	446	446	2284	2284	2730	2730	years (1)
Wyoming	242	63	1618	421	1860	484	years (1)

Total	1083	784	6554	5227	7637	6011

1) The term of these leases are held indefinately due to production.

Texas - Young County - This property consists of 325 gross (325 net) acres.  It currently has 20 gross (20 net) operated wells eligible for rework potential.  During fiscal 2008, the Company drilled and completed three operated wells on this property.    Up to an additional 120 wells could be drilled on this property.  The field in which this property is located currently is producing oil in high quality grades with limited productivity.  Management plans to expand operations on this property on a well-by-well basis.

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

Tennessee - This property is located in Hawkins County, and consists of 160 gross (1600 net) acres.  During fiscal 2008, the Company drilled and completed five operated wells on this property.  Up to an additional four wells could be drilled on this property.  The field in which this property is located currently has a total of 31 producing gas wells in addition to Platina’s.  This is an established field in the Devonian Shale that generally yields wells that produce 100-l50 mcf per day with estimated AFE costs of $350,000-375,000.  Recent negotiations to sell natural gas to a new purchaser on superior terms have resulted in cessation of additional drilling pending reconfiguration of the gas line infrastructure and compressor station.  Drilling is expected to resume by the middle of the summer of 2008.

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

Fiscal Year Ended March 31, 2008
Net Production
Oil (MBbls)	100
Gas (Mcf)	5649

Average Sales Price
Oil (per Bbl)	$101.00
Gas (per Mcf)	$7.97

Average Production Cost (1)
Per equivalent (Bbl of oil)	$55.75

Average Lifting Costs (2)
Per equivalent (Bbl of oil)	$35.50

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

As of July 14, 2008, the Company had approximately 248 record holders of our common stock.

The Company has never paid cash dividends, and has no intentions of paying cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

The only equity compensation plan that the Company has for its directors, officers, employees and consultants pursuant to which options, rights or shares may be granted or issued is contained in the Company’s 2005 Stock Option Plan.

However, the Company also has outstanding  six individual compensation arrangements pursuant to which shares may be granted or issued.  In accordance with requirements of the U.S. Securities and Exchange Commission, further information on the material terms of the compensation arrangements is given below.

The following table provides information as of March 31, 2008 with respect to the Company’s compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

Equity Compensation Plan	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Plan Category	(a)	(b)

Equity compensation plans approved by security holders (1)	3,000,000	$0.09	0

Equity compensation plans not approved by security holders	10,200,000	$0.40	0

Total	13,200,000	$0.35	0

(1)    Our 2005 Stock Option Plan is the only equity compensation plan approved by stockholders.

(2)    The shares may be issued pursuant to three individual compensation arrangements described below.

Individual Compensation Arrangements

    On March 28, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010.  On June 7, 2007, the Company granted a consultant options to purchase 1,000,000 shares of its common stock at a price of $0.28 per share, the option expires on June 7, 2012.  On December 31, 2007, the Company granted a consultant options to purchase 1,500,000 shares of its common stock. 750,000 shares can be purchased at a price of $0.25 per share and 750,000 shares can be purchased at a price of $0.40 per share. The options expire on December 31, 2012.  In early calendar 2008, the Company also issued to each of three consultants warrants to purchase 2,500,000 (for an aggregate of 7,500,000) shares of its common stock at $0.25 per share.  The warrants expire on five years from date of grant.

     On August 31, 2007, the Company granted La Jolla Cove warrants to purchase 3,000,000 shares of the Company’s common stock (See Note 8). On January 17, 2008, the Company issued Energas warrants to purchase 2,500,000 shares of its common stock at $0.25 per share. The warrants expire on five years from date of grant. The Company valued the 2,500,000 warrants at $301,000, which is include in the cost of the Company’s oil and gas properties. On January 25,, 2008, the Company issued a consultant warrants to purchase 2,500,000 shares of its common stock at $0.25 per share. The warrants expire on five years from date of grant. The Company valued the 2,500,000 warrants at $427,000, which is being amortized over the 6 month term of the agreement. On January 25,, 2008, the Company issued another consultant warrants to purchase 2,500,000 shares of its common stock at $0.25 per share. The warrants expire on five years from date of grant. The Company valued the 2,500,000 warrants at $425,500, which is being amortized over the 6 month term of the agreement. On February 1, 2008, the Company issued a consultant warrants to purchase 2,500,000 shares of its common stock at $0.25 per share. The warrants expire on five years from date of grant. The Company valued the 2,500,000 warrants at $307,500, which is being amortized over the 6 month term of the agreement. In the purchase of Enhanced, the Company granted warrants to purchase 500,000 shares of the Company’s common stock at $0. 25 per share, and warrants to purchase 500,000 shares of the Company’s common stock at $0. 50 per share (See Note 3).

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash in the amount of $57,566, while we had cash in the amount of $267 as of March 31, 2008. This increase is largely attributable to the amount received in financing at end of FY 08. As of March 31, 2008, the Company had receivables relating to oil and gas sales of $28,944 and other receivables from other sources totaling $458,951. Of the $458,951, $300,000 was due from UTEK on the Enhanced acquisition (See Note 3 to the accompanying financial statements) and $77,750 on the sale of the Company’s TPU unit and $68,381 refund on the advance on the rework of the Finely #2,. The Company had no receivables due it as of March 31, 2007. Moreover as of March 31, 2008, there were prepaid expenses in the amount of $2,541,191, while we had prepaid expenses in the amount of 188,277 as of March 31, 2008. Prepaid expense largely consists of the value of shares of common stock and warrants issued to various consultants that are being amortized into operations over thr respective term of the various consulting agreements.

ITEM 7. FINANCIAL STATEMENTS.

PLATINA ENERGY GROUP INC.
FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets -	F-2
As of March 31, 2008

Consolidated Statement of Operations -	F-4
As of March 31, 2008 and
January 9, 2007 through March 31, 2008

Consolidated Statements of Stockholders’ Equity -	F-5
Years Ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows	F-6
Years Ended March 31, 2007 and
for the Period January 9 to March 31, 2008

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Platina Energy Group, Inc.

We have audited the accompanying consolidated balance sheet of Platina Energy Group, Inc. (An Exploratory Company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ (equity) and cash flows for the two years then ended and for the period from January 9, 2007 through March 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platina Energy Group, Inc. as of March 31, 2008, and the results of its operations and its cash flows for each of the two years then ended and for the period from January 9, 2007 through March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$238,800
Payable on acquisition of subsidiary	10,000
Accrued compensation due officers	407,000
Note payable to related party	294,739
Notes payable - other	1,295,810
Total current liabilities	2,246,349

Long- term debt	3,823,619
Derivative liabilities	3,488,033

Total liabilities	6,069,968

Commitments and Contingencies	-

Stockholders' equity
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
100,000 shares issued and outstanding
Aggregate liquidation of $1,440,000. 100,000 shares
of Series F preferred is convertible into
16,941,176 shares of common stock.
Common stock; $0.001 par value; 100,000,000 shares
authorized; 99,697,908 shares issued and 81,697,908 shares outstanding.	81,698
Additional paid in capital	24,518,288
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(16,885,579)
Total stockholders' equity	800,906

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

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its oil and gas production, funds generated by provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debt. Management has purchased certain rights and licenses which it plans to exploit (see Note 6). Further, the Company has entered into various drilling programs with third parties (See Note 7). Management believes that these sources of funds will allow the Company to continue as a going concern through March 31, 2009. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Derivative Financial Instruments

During the twelve months ended March 31, 2008, the Company recognized a derivative liability of $3,381,011 pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” as the Company did not have sufficient authorized and unissued shares to meet all of its commitments relating its convertible debt, outstanding warrants and options.  In addition, the Company also recognized a derivative liability of $107,022 relating to the adjustable conversion price contained in the terms of certain convertible debentures. The Company recognized a loss of $1,748,033 relating to these accruals.

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

In exchange for the above-indicated shares and warrants, the Company received a commitment by the Seller to fund $300,000 into Enhanced (which was received by the Company in April) and a license issued by the University of Texas Systems as discussed in more detail in Note 6.  The Company valued the assets received based upon the conversion feature of Series F Preferred Shares issued and the value of the Warrants granted.

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

The purchase price and its allocation to the assets acquires is as follows:

100,000 shares of Series F Preferred Shares	$1,440,000
Warrants to purchase 1,000,000 shares of
common stock	85,850
$1,525,850

Receivable from Seller	$300,000
License agreement	1,225,850
$1,525,850

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

Note 4. Accounts Receivable, Trade

Accounts receivable, trade, consisted of $28,944 at March 31, 2008.  Allowance for doubtful accounts was $0 at March 31, 2008.

Note 5. Receivables, other

Other receivables consist of the following:

$300,000	Due from UTEK Corporation as part of the assets received in the Enhanced acquisition (See Note 3).

$77,570
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

$12,000	Advances due from Zone Petroleum

$68,381	Receivable from Energas Energy as a refund on amounts advanced to pay for the rework of a well that was subsequently abandoned.

$1,000	Employee advance
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

2) In the Company’s acquisition of Enhanced as discussed in Note 3 above, it received a license from the University of Texas Systems (“System”) to patented technology on an exclusive basis pertaining to offshore deep-water oil and gas exploration. The technology allows for the separation of gas from other fluids without the need of installing a gas-vent line, thus significantly reducing the cost of abstracting gas from these types of wells. The effective date of the license is March 31, 2008 with a term of 20 years, unless terminated sooner as provided in the license.

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

Estimated amortization expense is as follows:

Year ending March 31,

2009	$224,764
2010	$224,764
2011	$224,764
2012	$175,121
Thereafter	$350,245
$1,424,421

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

Transportation equipment	$15,184
Gathering and transmission equipment	$707,308
Oil and gas properties	$1,577,508
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

All of the Company’s oil properties are located in the United States. Costs incurred in its oil and gas activities for the year ended March 31, 2008, and 2007 are as follows:

	March 31,
	2008	2007	Total

Acquisition costs:	$3,503,960	$325,198	$3,829,158
Development costs:	$508,738	--	$508,738
Exploration costs:	$139,265	--	$139,265
	$4,151,963	$325,198	$4,477,161
Investment in Buccaneer
Preferred	$303,123	--	$303,123	a)
	$4,445,086	$325,198	$4,780,284
Less depletion and
abandoned costs			$-34,598
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

Results of operation from oil and gas activities for the year ended March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007

Oil and gas revenue	$109,663	$--
Depreciation, depletion,
amortization, and abondoned costs	$36,862	$--
General and administration	$69,022	$--
Total operating costs	$105,884	$--

Net income before taxes	$3,779	$--
Income taxes	$0	$--
Net income from oil and gas
activities	$3,779	$--

The following is the reserve quantity information as of March 31, 2008 (oil reserves are stated in barrels and gas reserves are stated in billion cubic feet:

Proved developed and
undeveloped reserves	Oil	Gas

Beginning of year:	0	0
Purchase of minerals
In place	2,910,000	21.6
End of year	2,910,000	21.6

Probable Reserves	400,000	4

Equipment

A summary of the Company’s equipment as of March 31, 2008 is as follows:

Transportation equipment	$26,184
Gathering and transmission
Equipment	$707,308
$733,492
Less accumulated depreciation	$(10,473)
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

Per EITF 00-19, paragraph 4, this convertible debentures does not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability.

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

Note #4

The Company completed a $1,500,000 financing pursuant to a Securities Purchase Agreement dated effective December 31, 2007 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,500,000 to the Company (the "Loan") pursuant to a secured Promissory Note (the "Note") dated December 31, 2007 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the Note, principal and interest amortized over the remaining twenty five months of the Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before March 30, 2010.  The Company has pledged significantly all of its assets as collateral on this loan.

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

Note Payable to Related Parties

As of March 31, 2008, the Company owed its President, Blair Merriam, a total of $294,739 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the years ended March 31, 2008 and 2007 on these loans totaled $32,609 and $25,875, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company’s common stock at $0.17 per share.

Following are maturities of long-term debt for each of the next three years.

March 31,

2008	$1,295,810
2009	$3,766,930
2010	$298,355
$5,361,095
Less discount	$(241,666)
$5,119,429

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

The following table summarizes the options and warrants outstanding at March 31, 2008:

		Weighed
	Options/	Average
	Warrants	Exercise
	Outstanding	Price
Balance – March 31, 2006	2,850,000	$0.75
Granted	3,200,000	$0.09
Exercised	-	-
Forfeited	-	-
Balance – March 31, 2007	6,050,000	$0.40
Granted	16,500,000	$0.63
Exercised	-	-
Forfeited	(2,850,000)	$(.075)
Balance – March 31, 2008	19,700,000	$035

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
______________________

The backgrounds of the directors, executive officers and control persons are as follows:

Blair J. Merriam - Chief Executive Officer, President and Director.  Mr. Merriam has been a Director, President and Chief Executive Officer since inception,  Mr. Merriam was a director and shareholder of a privately-held claim contract company that offered third party services that included all facets of insurance adjustment, including those related to natural resources.  Moreover, from 1999 to 2005, Mr. Merriam served as an oil and gas business consultant.

Daniel W. Thornton - Vice President - Business Development, Secretary and Director.   Mr. Thornton has been a Director, Vice President - Business Development and Secretary since inception.  Mr. Thornton has been a director and shareholder of Torii Medical since 2005.

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

Summary Compensation Table (1)
Name and Principal position	Year	Salary ($)	Option Awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)
Blair J. Merriam	2008	$142,500	$0	$142,500
Chief Executive Officer
Blair J. Merriam	2007	$54,000	$143,667	$197,667
Chief Executive Officer		(2)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2008 and 2007, the aggregate fees that we paid to Jonathon P. Reuben, CPA, an accountancy corporation and our independent auditor, for professional services were as follows:

	Year Ended March 31,
	2008	2007
Audit Fees	$68,204	$30,753
Audit-Related Fees	N/A	N/A
Tax Fees	N/A	N/A
All Other Fees	N/A	N/A

Pre-Approval of Audit and Permissible
Non-Audit Services of Independent Registered Public Accounting Firm.

The Company's Board of Directors pre-approves the engagement of Jonathon P. Reuben, CPA, an accountancy corporation (the “Auditor”) for all audit and permissible non-audit services. The Company's Board of Directors annually reviews the audit and permissible non-audit services performed by the Auditor, and reviews and approves the fees charged by the Auditor.  The Company's Board of Directors has considered the role of the Auditor in providing tax and audit services and other permissible non-audit services to us and has concluded that the provision of such services was compatible with the maintenance of the Auditor’s independence in the conduct of its auditing functions.

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

July 17, 2008	PLATINA ENERGY GROUP INC.

	By:	/s/ Blair J. Merriam
Blair J. Merriam,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Blair J. Merriam Blair J. Merriam	Director, Chief Executive Officer & Chief Financial Officer	July 17, 2008
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Daniel W. Thornton	Director	July 17, 2008
Daniel W. Thornton

/s/ James E. Jack	Director,	July 17, 2008
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

/s/ Blair J. Merriam
Blair J. Merriam,
Date: July 17, 2008                                                                                     Chief Executive Officer

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

July 17, 2008                                                                By: /s/ Blair J. Merriam
Blair J. Merriam
Chief Executive Officer