Form 10KSB/A
period 2008-03-31
PLATINA ENERGY GROUP INC.
filed 2008-07-25
CIK 1098278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 2)
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

$10,358,907

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET - continued

March 31,
2008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$238,800
Payable on acquisition of subsidiary	10,000
Accrued compensation due officers	407,000
Note payable to related party	294,739
Notes payable - other	1,295,810
Total current liabilities	2,246,349

Long- term debt	3,823,619
Derivative liabilities	3,488,033

Total liabilities	9,558,001

Commitments and Contingencies	-

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

July 25, 2008	PLATINA ENERGY GROUP INC.

	By:	/s/ Blair J. Merriam
Blair J. Merriam,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Blair J. Merriam Blair J. Merriam	Director, Chief Executive Officer & Chief Financial Officer	July 25, 2008
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)

/s/ Daniel W. Thornton	Director	July 25, 2008
Daniel W. Thornton

/s/ James E. Jack	Director,	July 25, 2008
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

/s/ Blair J. Merriam
Blair J. Merriam,
Date: July 25, 2008                                                                                     Chief Executive Officer

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

July 25, 2008                                                                By: /s/ Blair J. Merriam
Blair J. Merriam
Chief Executive Officer