Form 10-Q
period 2008-06-30
PLATINA ENERGY GROUP INC.
filed 2008-08-19
CIK 1098278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-28335

PLATINA ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1080043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14850 Montfort Dr. Suite 131, Dallas, Texas	75254-6750
(Address of principal executive offices)	(Zip Code)

(972) 458-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                     Accelerated filer ☐

Non-accelerated filer ☐                                                                           Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of common stock, $.001 par value, outstanding as of August 19, 2008: 150,646,402 shares

PLATINA ENERGY GROUP INC.
PERIOD ENDED JUNE 30, 2008

INDEX

PART I. FINANCIAL INFORMATION		Page

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	F-1

Consolidated financial statements of Platina Energy Group Inc. (unaudited):

	Consolidated balance sheets as of June 30, 2008 and March 31, 2008	F-1, F-2

	Consolidated statements of operations for the three months ended June 30, 2008 and 2007 and period from January 9, 2007 through June 30, 2007	F-3

	Consolidated statements of cash flows for the three months ended June 30, 2008 and 2007 and period from January 9, 2007 through June 30, 2007	F-4 thru F-7

	Notes to consolidated financial statements	F-8 thru F-17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 4T.	CONTROLS AND PROCEDURES	6

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 6.	EXHIBITS	8

SIGNATURES		8

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2008

ASSETS
Current assets
Cash	$71,571
Accounts receivable, trade	-
Accounts receivable, other	92,066
Prepaid expenses	1,708,546
Total current assets	1,872,183

Property & equipment
Oil and gas properties, full cost method of accounting:
Unproven	6,262,775
Other property and equipment	712,362

Other assets
Intangible asset subject to amortization
Licensing rights	1,368,231
Loan fees, net	945,819
Deposit	4,005

$11,165,375

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$405,983
Accrued compensation due officers	383,000
Derivative liabilities	1,017,361
Convertible notes payable and accrued interest payable, net of discount of $79,793, current portion	1,657,751
Note payable to related party	235,620
Notes payable - other, current portion	1,562,887
Total current liabilities	5,262,602

Long-term liabilities
Convertible notes payable and accrued interest payable, net of discount of $79,793,
net of current portion	1,922,661
Notes payable - other, net of current portion	2,081,986
Total current liabilities	4,004,647

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized 70,000 shares designated Series A, 61,091 shares issued and outstanding. Aggregate liquidation preference of $0. One share of Series A preferred is convertible into
10 shares of common stock.	61
Preferred stock, 100,000 shares designated Series B, 68,840 shares issued and outstanding. Aggregate liquidation preference of $9,896. One share
of Series B preferred is convertible into 100 shares of common stock.	69
Preferred stock, 10,000 shares designated Series C, 2,000 shares issued and outstanding. Aggregate liquidation preference of $360. One share of
Series C preferred is convertible into 100 shares of common stock.	2
Preferred stock, 10,000,000 shares designated Series D, 328,000 shares issued and outstanding. Aggregate liquidation preference of $13,750. One
share of Series D preferred is convertible into 100 shares of common stock.	328
Preferred stock, 100,000 shares designated Series F, 100,000 shares issued and outstanding. Aggregate liquidation preference of $1,440,000. 100,000
shares of Series F preferred is convertible into 11,076,923 shares of common stock.	100
Common stock; $0.001 par value; 500,000,000 shares
authorized; 141,746,582 shares issued and 121,446,582 shares outstanding.	121,447
Additional paid in capital	31,568,119
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(22,878,180)
Total stockholders' deficit	1,898,126

$11,165,375

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			From
	Three Months Ended		January 9, 2007
	June 30,		through
	2008	2007	June 30, 2008

Revenues
Revenue from equipment lease	$-	$7,200	$18,000
Income earned during the exploratory stage	49,180	-	158,843
	49,180	7,200	176,843

Operating Expenses
Testing costs associated with Thermal Pump	-	7,200	7,200
Depreciation, depletion, and amortization	53,886	-	98,591
General and administrative expenses	1,950,516	473,721	4,976,055
	2,004,402	480,921	5,081,846

Loss from Operations	(1,955,222)	(473,721)	(4,905,003)

Other Income (Expense)
Interest income	1,495	-	7,316
Gain on sale of asset	-	-	134,786
Interest expense	(585,150)	(21,391)	(1,306,613)
Changes in fair value of derivative liability	2,470,673	-	(717,360)
Loss on settlement of debt	(5,924,397)	(3,230,166)	(16,091,306)
	(4,037,379)	(3,251,557)	(17,973,177)

Net Loss	$(5,992,601)	$(3,725,278)	$(22,878,180)

Per Share Data
Basic loss per share	$(0.07)	$(0.05)

Weighted average common
shares outstanding	88,699,611	68,490,187

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
	Three Months Ended		January 9, 2007
	June 30,		through
	2008	2007	June 30, 2008

Cash Flows from Operating Activities
Net Loss	$(5,992,601)	$(3,725,278)	$(22,878,180)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	56,190	12,410	118,244
Depreciation expense	10,657	2,353	31,326
Depletion expense	-	-	979
Loss on settlement of debt	5,924,397	3,230,167	16,091,306
Gain on sale of assets	-	-	(134,786)
Change in fair value of derivative liability	(2,470,673)	-	852,136
Stock issued for services	487,794	266,327	1,268,286
Stock issued for interest	66,500	-	66,500
Amortization of debt discount	161,874	-	470,207
Amortization of prepaid loan fees	131,481	-	193,565
Compensation recognized on stock option and warrant grants	233,645	63,642	595,730
Changes in assets:
(Increase) decrease in prepaid expenses	832,645	5,058	1,689,525
(Increase) in accounts receivable, trade	28,944	-	-
(Increase) in accounts receivable, other	366,885	-	351,316
(Increase) decrease in deposits and other assets	(4,005)	-	(7,128)
Changes in liabilities:
Increase (decrease) in accounts payable and accrued expenses	(12,226)	2,672	45,840
Increase in accrued compensation due related parties	-	60,000	115,000
Accrued interest expense added to principal	(3,625)	16,333	59,198

Net cash used in operating activities	(182,118)	(66,316)	(1,070,936)

Cash Flows from Investing Activities
Proceeds from sale of interest in oil and gas properties	-	35,500	295,250
Acquisition of oil and gas properties	(1,017,089)	(2,062)	(2,849,433)
Purchase of equipment	-	-	(11,000)
Proceeds from sale of assets	-	-	100,000

Net cash (used in) provided by investing activities	(1,017,089)	33,438	(2,465,183)

Cash Flows from Financing Activities
Bank overdraft	-	611	-
Proceeds from sale of common stock	100,000	25,000	379,750
Proceeds from issuance of debt	2,625,000	-	5,275,000
Loan fees paid on financing	(339,500)	-	(827,500)
Repayment of debt	(1,125,866)	-	(1,233,450)
Advances from related party	-	7,000	60,050
Repayment of related party advances	(46,160)	-	(46,160)

Net cash provided by financing activities	1,213,474	32,611	3,607,690

Net Increase (Decrease) in Cash and Cash Equivalents	14,267	(267)	71,571

Cash and Cash Equivalents - Beginning of Period	57,304	267	-

Cash and Cash Equivalents - End of Period	$71,571	$-	$71,571

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
	Three Months Ended		January 9, 2007
	June 30,		through
	2008	2007	June 30, 2008

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$250,195	$-	$308,495
Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Information:

Three Months Ended June 30, 2007

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

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended June 30, 2007 (Continued)

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

Three Months Ended June 30, 2008

In April 2008, the Company issed 12,500 shares of its Series D Preferred Stock for services rendered by consultants.
The shares were issued at $112,500, based upon the market price of the underlying common shares at the date of issuance.

In April 2008, the Company issued 2,000 shares of its Series C Preferred Stock for a loan fee. The shares were valued at
$20,000, based upon the market price of the underlying common shares at date of issuance.

In April 2008, the Company issued 10,000 shares of its Series D Preferred Stock for a loan fee. The shares were valued at
$120,000, based upon the market price of the underlying commmon shares at date of issuance.

In May 2008, the Company issued 5,000 shares of its Series D Preferred Stock for services rendered. The shares were valued at
$50,000, based upon the market price of the underlying commmon shares at date of issuance.

In May 2008, the Company issued 3,500 shares of its Series D Preferred Stock for interest expense. The shares were valued at
$31,500, based upon the market price of the underlying commmon shares at date of issuance.

In June 2008, the Company issued 3,500 shares of its Series D Preferred Stock for interest expense. The shares were valued at
$35,000, based upon the market price of the underlying commmon shares at date of issuance.

In June 2008, the Company issued 1,000 shares of its Series D Preferred Stock for a loan fee. The shares were valued at
$9,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 4,500 shares of its Series D Preferred Stock for accrued compensation. The shares were valued at $45,000, based upon the underlying common shares at date of issuance. Accordingly, the Company recognized a $21,000 loss on the settlement of debt.

In June 2008, the Company issued 3,000 shares of its Series D Preferred Stock for a loan fee. The shares were valued at
$30,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 7,500 shares of its Series D Preferred Stock for directors' fees. The shares were valued at
$75,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 1,000 shares of its Series D Preferred Stock for a loan fee. The shares were valued at
$10,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 200,000 shares of its Series D Preferred Stock to its President for $20,000 debt. The shares were valued at $2,200,000, based upon the underlying common shares at date of issuance. Accordingly, the Company recognized a $2,180,000 loss on the settlement of debt.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended June 30, 2008 (Continued)

In June 2008, the Company issued 10,000 shares of its Series D Preferred Stock for services rendered. The shares were valued at $100,000, based upon the market price of the underlying commmon shares at date of issuance.

In June 2008, the Company issued 11,500 shares of its Series D Preferred Stock to certain employees for safety rewards.
The shares were valued at $115,000, based upon the market price of the underlying commmon shares at date of issuance.

In June 2008, the Company issued 352,942 shares of its Common Stock for services rendered. The shares were valued at
$35,294, based upon the market price of the underlying commmon shares at date of issuance.

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

The Company commenced its oil and gas operations on January 9, 2007, and is in the exploration stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and Reporting by Development Stage Enterprises ,” with its principal activity being the exploration and development of oil and gas properties.

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

On January 5, 2007, the Company formed Appalachian Energy Corp. a Nevada Corporation (“Appalachian”). Appalachian is headquartered in London, Kentucky.  Appalachian acquired prospects in Tennessee. (See Note 6).

In June of 2007, the Company formed Platina Exploration Corp., a Nevada Corporation (“PEC”).  PEC is headquartered in Dallas, Texas. PEC has acquired producing interests on multiple leases in Seminole County, Oklahoma and prospects in Young County, Texas (See Note 6).

On October 5, 2007, the Company formed Applegate Petroleum Management LLC, (“Applegate”). Applegate is headquartered in Cheyenne, Wyoming, and its primary function is to coordinate private equity raising activities for Platina.

On January 10, 2008, the Company formed Wildcat Energy Corp., (“Wildcat”) a Nevada Corporation.  Wildcat is headquartered in London, Kentucky. Wildcat acquired 11 properties located in Laurel County, Kentucky and 10 properties in Whitley County, Kentucky. (See Note 6).

The accompanying financial statements include the activities of the Company and its subsidiaries.  All material intercompany transactions have been eliminated.

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2008.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (January 19, 1988).  In addition, the Company has used ongoing working capital in its operations.  At June 30, 2008 the Company’s current liabilities exceeded its current assets by approximately $7,400,000 and it has an accumulated deficit of approximately $25,000,000.

In view of current matters, the continuation of the Company’s operations is dependent on revenue from its oil and gas production, funds generated by provided by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debt. Management has purchased certain rights and licenses which it plans to exploit (see Note 5). Further, the Company has entered into various drilling programs with third parties (See Note 6). Management believes that these sources of funds will allow the Company to continue as a going concern through 2009. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of June 30, 2008, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

The Company’s equipment consists of a vehicle which is being depreciated over its estimated useful life of 5 years on the straight-line method

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

Derivative Financial Instruments

As of ended June 30, 2008, the Company recognized a derivative liability of $1,017,361 pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  The Company recognized a derivative gain during the three-months ended June 30, 2008 in the amount of $2,470,673 due to the increase in the number of its authorized common shares which eliminated the prior year’s liability on the number of committed shares in excess of authorized shares.

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

The Company has total net operating tax loss carry forwards at June 30, 2008 of approximately $25,000,000 for federal income tax purposes.  These net operating losses have generated a deferred tax asset of approximately $8,500,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various years through March 31, 2028 for federal tax purposes.

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

The Company recognized stock-based compensation expense of $487,794 and $-0- for the three months ending June 30, 2008 and 2007, respectively. Stock based compensation is included in general and administrative expense.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 131,688,463 and 73,115,187 for the three months ended June 30, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination.  SFAS 141(R) is effective for fiscal years beginning on or after December 31, 2008.  If and when the Company acquires one or more entities in the future, it will apply SFAS 141(R) for the purposes of accounting for such acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company presently has no such noncontrolling interests.  If and at such time as such an interest exists, it will apply SFAS 160.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, ‘Accounting for Derivative Instruments and Hedging.”  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company will adopt SFAS 161 in the first quarter of 2009 and currently expects such adoption to have no impact on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assts”.  FSP 142-3 is effective for the Company in the first quarter of 2009.  The Company presently has no such intangible assets.  If and at such time as such assets are acquired, the Company will apply FSP 142-3.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 1692 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not anticipate the adoption of SFAS 162 to have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 address whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the  earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per shared.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 is effective for the Company in the first quarter of 2009.  The Company is currently assessing the impact of FSP EITF 03-6-1, but does not expect that such adoption will have a material effect on its results of operations, financial position, or cash flows.

Note 3. Accounts Receivable, Trade

Accounts receivable, trade, consisted of $0 at June 30, 2008.  Allowance for doubtful accounts was $0 at June 30, 2008.

Note 4. Accounts Receivable, Other

Accounts receivable, other, consisted of $79,066 due from Wyoming Energy Corp, a corporation previously owned by the Company’s President, for the sale of the TPU unit and $12,000 due from a third party.

Note 5. Acquisition of Licensing Rights

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $12,410 and $12,410 in the three months ended June 30, 2008 and 2007, respectively.

Estimated amortization expense is as follows:

Year ending June 30,

2008                                $   49,643
2009                                     49,643
2010                                     49,643
2011                                     49,643
2012                                     12,410
        $ 210,982

2)
In the Company’s acquisition of Enhanced, it received a license from the University of Texas Systems (“Systems”) to patented technology on an exclusive basis pertaining to offshore deep-water oil and gas exploration.  The technology allows for the separation of gas from other fluids without the need of installing a gas-vent line, thus significantly reducing the cost of abstracting gas from these types of wells.  The effective date of the license is March 31, 2008 with a term of 20 years, unless terminated sooner as provided in the license.

The license agreement requires 1) an annual maintenance fee of $1,000, 2) royalties of 4% of all consideration received by the Company and its affiliate from all consideration received including installation services, production license, maintenance services, and from the net sales of products developed from the licensed technology, and 3) a user fee equal to the greater of $1,000 or 4% of Average Sales Price of the Licensed Product (ASPLP”) on each production well which is owned or managed by the Company on which the licensed product is installed.

The license also requires minimum royalties of:

$5,000 for the 12 months ended December 31, 2008
$10,000 for the 12 months ended December 31, 2009
$15,000 for the 12-months period thereafter

The Company is responsible for all costs associated the underlying patent including fees incurred in filing, prosecuting, and maintenance.  For sublicenses initiated by the Company, it is required to pay Systems 30% of all Sublicense consideration.  For sublicenses initiated by Systems, the Company is required to pay Systems 65% of all Sublicense consideration.  Systems can terminate the license as provided for in the license agreement that includes failure for the Company to make any required payment within 30 days of its due date or failure to make its first sale of licensed product by June 30, 2009.  The Company can terminate the license by 1) ceasing or not making any sales of licensed product, 2) by giving 180 days written notice and paying all accrued amounts due, or 3) failure to cure a breach of any provision of the license within 30 days of receiving written notice of such breach by Systems.

The Company valued the license at $1,225,850 and is amortizing it over its expected useful life of seven years.  Amortization expense charged to operations amounted to $43,780 and $0 in the three months and six months ended June 30, 2008 and 2007, respectively.

Estimated amortization expense is as follows:

Year ending June 30,

2009	$ 175,121
2010	175,121
2011	175,121
2012	175,121
2013	175,121
Thereafter                                                306,465
             $ 1,182,070

Note 6. Property and equipment

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

On May 14, 2007 the Company signed a memorandum agreement (Agreement) with Zone Petroleum, LLC (Zone), a Wyoming corporation to fund the development of its Young County prospect. Pursuant to the agreement, Zone is granted an exclusive for the Young County prospect as long as Zone is able to fund the development of 35 wells over an 18 month period based an turnkey agreement of $50,000 per well. As discussed below, in June, 2007. The Company acquired the remaining balance of the working interest in its Young County, Texas prospect in order to facilitate its agreement with Zone Petroleum LLC. Under the agreement with Zone Petroleum, it will receive a 75% working interest with Platina retaining the remaining 25% working interest. Under the agreement, the Company will receive an operating fee of 10% to 15%, subject to negotiation. During the year ended March 31, 2008, the Company received $175,500 from Zone and received an additional $25,000 last year relating to this agreement. On December 30, 2007, the Company acquired the remaining 75% working interest from Zone in exchange for a note payable in the amount of $210,000 (See Note 9).

On August 7th 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction thereof, of any Homestead-owned well interest on this property. Drilling activities began in August of 2007. No assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.  On December 30, 2007, the Company acquired the remaining 75% working interest from Homestead in exchange for a note payable in the amount of $320,000 (See Note 9).

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

On March 31, 2008, Platina Energy Group, Inc. (the “Company”) entered into an Agreement and Plan of Acquisition (the “Exchange Agreement”) with UTEK Corporation, a Delaware corporation (“UTEK”), and UTEK’s wholly-owned subsidiary Enhanced Oil Recovery Technologies, Inc., a Nevada corporation (“Enhanced Oil”).  Pursuant to the Exchange Agreement, the Company acquired from UTEK effective March 31, 2008 all of the issued and outstanding shares of common stock of Enhanced Oil in exchange for (i) 100,000 shares of the Company’s Series F Convertible Preferred Stock that is convertible, no earlier than six months and no later than twelve months from the date of the Exchange Agreement, into $1,440,000 worth of shares of the Company’s common stock based on the average of the five day closing price of the Company’s common stock prior to the conversion date, (ii) two year warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.25 per share and (iii) two year warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $.50 per share.

The principal assets of Enhanced Oil at the time of closing consisted of a Patent License Agreement with the University of Texas System and approximately $300,000 in cash.  Pursuant to such Patent License Agreement, Enhanced Oil has the exclusive worldwide license rights for the use of Patent No. 6,705,403 described as a production system and method for producing fluids from a well that includes a technology that utilizes a combination of an electrical submersible pump and a jet pump to separate liquid and gas streams. The potential benefit of this system is that it enables a submersible pump and a jet pump to be used in combination in a high gas-to-liquid ratio oil well without installing a gas vent line. The License Agreement also provides for (i) an upfront $60,000 fee that is to be paid by UTEK, (ii) an annual $1,000 maintenance fee, (iii) a royalty of 4% of all consideration received by the Licensee from license customers for the licensed product, (iv) a royalty of 4% of the net sales of the licensed product and (v) a use fee for each production well which is owned or managed by the Licensee or its affiliates at which the licensed product is installed.

On May 16, 2008, the Company entered into an agreement with Homestead Oil whereby Homestead Oil agreed to cancel its 4% override royalty interest in the Young County, Texas property in exchange for $500,000.  (See Note 9.)

Note 7.  Loan Fees

In connection with the Company’s financing as discussed in Notes 8 and 9, the Company incurred fees totaling $913,884.  In addition, the Company issued shares of its convertible preferred stock to certain individuals as part consideration for the amounts borrowed.  During the three months ended June 30, 2008, the Company issued 2,000 shares of Preferred Class C and 15,000 shares of Preferred Class D.  The 17,000 shares were valued on the date of the respective loan based upon the trading price of the Company’s underlying common shares totaling $189,000.  Loan fees are deferred and charged to interest expense over the term of the respective loan.  As of June 30, 2008, the unamortized balance of loan fees amounted to $945,819.  The  amount of fees charged to interest expense during the three months ended June 30, 2008 and 2007 were $184,066 and $0,

Note 8.  Convertible Debt

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

During the three months ended June 30, 2008, the Company issued 34,484,870 shares of its common stock in exchange for canceling $44,485 of indebtedness.  These shares cannot be sold in the U.S. market for five years. The Company recognized a loss of $3,723,397 on the conversions, which is the difference between the prevailing market price of the shares on the date of conversion and the conversion price. The balance of the convertible debenture at June 30, 2008 totaled $0.

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

The Company has valued the convertible debenture (imputing an interest rate of 4.87%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $300,000 discount on the $300,000 principal amount of the convertible debenture. The discount is being amortized over the life of the 3 year life of the debenture. Interest charged to operation on the debenture for the three months ending June 30, 2008 and 2007 amounted to $43,375 and $0, respectively. Interest charged to operation on the discount for the years ending June, 2008 and 2007 amounted to $161,874 and $0, respectively.

Agreement #3

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

Interest charged to operation on the debenture for the three months ending June 30, 2008 and 2007 amounted to $77,839 and $0, respectively.

The outstanding balance of the obligation is $1,280,412 at June 30, 2008.

Agreement #4

The Company completed a $2,300,000 financing pursuant to a Securities Purchase Agreement dated effective May 21, 2008 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $2,300,000 to the Company (the "Loan") pursuant to a secured Promissory Note (the "Note") dated May 21, 2008 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the Note, principal and interest amortized over the remaining twenty five months of the Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before August 21, 2010.

Trafalgar is entitled, at its option, to convert until the Note is fully paid all or any part of the principal amount of the Note, plus accrued interest, into shares of the Company’s common stock, at the price per share equal to $0.081 when the Common Stock is trading at or above $0.30 per share.  If the Company fails to make a monthly payment within 5 days of its due date, then Trafalgar can convert its debt into shares of the Company’s common stock at a price per share equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company’s Common Stock, as quoted by Bloomberg, LP, for the ten trading days immediately preceding the Conversion Date.

The Company issued 2,300,000 shares of its common stock into escrow as additional security for the loan.

As long as the Note is not in default and the trading price of the Company’s common stock is $.30 per share or higher, the Company has the right to pay down all or a portion of the principal balance and accrued interest plus a 15% redemption fee. The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

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

As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $115,000 per month) in the form of common shares only if the common stock price is trading above $.30 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.081 per share subject to certain potential adjustments.

The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

Interest charged to operation on the debenture for the three months ending June 30, 2008 and 2007 amounted to $19,167 and $0, respectively.

The outstanding balance of the obligation is $2,300,000 at June 30, 2008.

Note 9. Note Payable - Other

Note #1

Wyoming Energy Corp, a corporation previously owned by the Company’s President, returned its 10% interest in Permian Energy Services LLC in order to bring the settlement with Permian to a successful conclusion. In consideration for the loss of Wyoming's interest in the LLC, the Company transferred its obligation to Permian to Wyoming under the same terms and conditions.

Under the terms of the note, all principal and accrued interest was due two years from the date of the note, on April 5, 2007.   Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $3,836 and $3,624, respectively. The total balance of this obligation at June 30, 2008 is $260,271. The due date of this obligation including accrued interest has been extended to March 31, 2008.

Note #2

On November 29, 2007 the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest in the amount of $5,000 and repayment of the principal and interest within 60 days.  The note also called for the issuance of 100,000 shares of the Company’s common stock in payment of a loan fee.   The loan fee was valued at $22,000, which was based on the market price of the shares on the date of issuance.  The loan fee is included in expense for the year ended March 31, 2008. Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $3,863 and $0, respectively. The total balance of this obligation at June 30, 2008 is $100,000. The maturity date of the Note was extended to March 29, 2008. Under the amended terms of the Note, interest is assessed on the principal balance at an annual rate of 15%.

Note #3

On December 30, 2007 the Company acquired the remaining 75% working interest in the Young County, Texas prospect through the issuance of a note payable to Zone Petroleum, LLC in the amount of $210,000.  Pursuant to the note, $10,000 is payable on or before February 15, 2008 and the remaining $200,000 accrues interest at 8% per annum with interest only payments payable quarterly commencing April 1, 2008 for a period of two years at which time all remaining principal and accrued but unpaid interest shall be due and payable. Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $2,630 and $0, respectively. The total balance of this obligation at June 30, 2008 is $6,810.

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

On May 16, 2008, the Homestead agreed to cancel its 4% overriding royalty interest in the Young County, Texas property in exchange for $500,000.  The Company and Homestead modified the original note payable and entered into a new note payable which included the $300,000 principal balance as discussed above.  Under the new agreement, the Company paid $200,000 to Homestead and entered into a new note for $600,000 for a term of 18 months, accruing interest at 10% per annum.

Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $10,356 and $0, respectively. The total balance of this obligation at June 30, 2008 is $616,677.

Note #5

Effective January 17, 2008, the Company entered into an agreement with Energas to acquire certain properties (See Note 6) in exchange for $2,300,000 of which $100,000 was paid at the closing and $2,200,000 was paid by the Company executing a 7 1/2 % interest non recourse promissory note (the "Note") secured by the assets transferred to the Company. The Note further provides that the Company pay Energas Resources $100,000 on April 1, 2008, $100,000 on July 1, 2008 and commencing October 1, 2008, quarterly payments of interest only until January 1, 2010 when all outstanding principal and accrued but unpaid interest is due in full. Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $40,849 and $0, respectively. The total balance of this obligation at June 30, 2008 is $2,181,986.

Note #6

On February 20, 2008 the Company borrowed $200,000 from a shareholder under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the years ended June 30, 2008 and 2007 totaled $7,480 and $0, respectively. The total balance of this obligation at June 30, 2008 is $202,466.

Note #7

On March 7, 2008 the Company borrowed $100,000 from a shareholder under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the years ended June 30, 2008 and 2007 totaled $0 and $0, respectively. The total balance of this obligation at June 30, 2008 is $0.

Note #8

On March 17, 2008 the Company borrowed $50,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a quarterly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $0 and $0, respectively. The total balance of this obligation at June 30, 2008 is $0.

Note #9

On March 18, 2008 the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $4,315 and $0, respectively. The total balance of this obligation at June 30, 2008 is $100,000.

Note #10

On April 25, 2008 the Company borrowed $50,000 from a shareholder under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $1,366 and $0, respectively. The total balance of this obligation at June 30, 2008 is $50,000.

Note #11

On June 9, 2008 the Company borrowed $75,000 from a shareholder under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $647 and $0, respectively. The total balance of this obligation at June 30, 2008 is $75,000.

Note #12

On June 10, 2008 the Company borrowed $50,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the three months ended June 30, 2008 and 2007 totaled $411 and $0, respectively. The total balance of this obligation at June 30, 2008 is $100,000.

Note 10. Due to Related Parties

As of June 30, 2008, the Company owed its President, Blair Merriam, a total of $235,620 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the three months ended June 30, 2008 and 2007 on these loans totaled $7,041 and $7,910, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company’s common stock at $0.17 per share.

On June 13, 2008, the Company issued 200,000 shares of Preferred D stock to Mr. Merriam in payment of $20,000 of debt.  The shares had a fair value of $2,200,000.  Accordingly, the Company recognized a loss of $2,180,000 on the settlement of debt.

Note 11. Shareholders' Deficit

Preferred Stock

In April 2008, the Company issued 12,500 shares of its Series D Preferred Stock for services rendered by consultants.  The shares were valued at $112,500, based upon the market price of the underlying common shares at date of issuance.

In April 2008, the Company issued 2,000 shares of its Series C Preferred Stock for a loan fee.  The shares were valued at $20,000, based upon the market price of the underlying common shares at date of issuance.

In April 2008, the Company issued 10,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $120,000, based upon the market price of the underlying common shares at date of issuance.

In May 2008, the Company issued 5,000 shares of its Series D Preferred Stock for services rendered by a consultant.  The shares were valued at $50,000, based upon the market price of the underlying common shares at date of issuance.

In May 2008, the Company issued 3,500 shares of its Series D Preferred Stock for interest expense.  The shares were valued at $31,500, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 3,500 shares of its Series D Preferred Stock for interest expense.  The shares were valued at $35,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 1,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $9,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 4,500 shares of its Series D Preferred Stock for accrued compensation.  The shares were valued at $45,000, based upon the market price of the underlying common shares at date of issuance.  Accordingly, the Company recognized a $21,000 loss on the settlement of debt.

In June 2008, the Company issued 3,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $30,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 7,500 shares of its Series D Preferred Stock to its three directors for services rendered.  The shares were valued at $75,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 1,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $10,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 200,000 shares of its Series D Preferred Stock to its President, Blair Merriam for the cancellation of $20,000 of debt.  The shares were valued at $2,200,000, based upon the market price of the underlying common shares at date of issuance.  Accordingly, the Company recognized a $2,180,000 loss on the settlement of debt.

In June 2008, the Company issued 10,000 shares of its Series D Preferred Stock for services rendered by a consultant.  The shares were valued at $100,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 11,500 shares of its Series D Preferred Stock to certain employees for safety rewards.  The shares were valued at $115,000, based upon the market price of the underlying common shares at date of issuance.

Common Stock

In April 2008, the Company issued 180,000 shares of its common stock as the result of a conversion of 1,800 shares of its Series C Preferred stock.

In May 2008, the Company issued 2,100,100 shares of its common stock as the result of a conversion of 21,001 shares of its Series B Preferred stock.

In May 2008, the Company issued 912,300 shares of its common stock as the result of a conversion of 9,123 shares of its Series B Preferred stock.

In June 2008, the Company issued 352,942 shares of its common stock in exchange for the consulting services.  The services were valued at $35,294, which was based on the market value of the shares on the date of issuance.

Stock Warrants

At March 31, 2008, there were total warrants outstanding to purchase 8,000,000 shares of rule 144 common stock at $0.25; 500,000 shares of rule 144 common stock at $0.50 and 3,000,000 shares of common stock at $1.00. The expiration dates of the warrants vary from January 17, 2010 to March 31, 2013.  During the year ended March 31, 2008, the Company issued an extension for certain warrants and accordingly, recorded an expense of $35,767 associated with the expiration of the warrants.  Also during the year ended March 31, 2008 the Company issued 11,500,000 warrants, included above, and accordingly recorded an expense of $125,904 associated with the amortization of these warrants over their respective life.

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

On March 28, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on March 27, 2010.  The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.49%, a dividend yield of 0% and volatility of 139%. . Compensation recognized on the above option grant was $13,940 which was charged to operations at March 31, 2007,

On April 13, 2007, the Company granted a consultant options to purchase 200,000 shares of its common stock at a price of $0.10 per share, the option expires on April 12, 2010.  The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 4.71%, a dividend yield of 0% and volatility of 164%. Compensation recognized on the above option grant was $17,100 which was charged to operations during the year ended March 31, 2008,

On June 7, 2007, the Company granted a consultant options to purchase 1,000,000 shares of its common stock at a price of $0.28 per share, the option expires on June 7, 2012.  The options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.71%, a dividend yield of 0% and volatility of 164%.  Compensation recognized on the above option grant was $262,200 which will be charged to operations over the next five years.  For the year ended March 31, 2008, amortization of the options was $39,330.

The following table summarizes the options and warrants outstanding at June 30, 2008:

	Options/Warrants Outstanding	Weighted Average Exercise Price
Balance March 31, 2008	19,700	$0.35
Granted	0	0
Exercised	0	0
Forfeited	0	0
Balance June 30, 2008	19,700	$0.35

Note 12. Related Parties

Stock Issuances

In June 2008, the Company issued 200,000 shares of its Series D Preferred Stock to its President, Blair Merriam for the cancellation of $20,000 of debt.  The shares were valued at $2,200,000, based upon the market price of the underlying common shares at date of issuance.  Accordingly, the Company recognized a $2,180,000 loss on the settlement of debt.

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of June 30, 2008, the 4,000,000 stock options outstanding were all issued to related parties .

Noncash Transactions

For the three months ended June 30, 2008 and 2007, the Company accrued $0 and $60,000, respectively, for compensation due its officers for services rendered. The balances due to these officers at June 30, 2008 totaled $383,000.

Note 13. Subsequent Events

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Platina Energy Group Inc. (the “Company”) is an early stage, independent oil and gas exploration and production company headquartered in Dallas, Texas.  The Company is engaged primarily in the exploration and development of oil and gas properties, currently in the States of Texas, Oklahoma, Tennessee, Kentucky and Wyoming.  The Company will continue to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves, and to produce crude oil and natural gas as its principal products.  The Company anticipates its activities will continue to include acquiring interests in oil or gas properties located in established fields, managing and participating in developmental drilling operations, acquiring interests in producing oil or gas properties, acquiring and participating in tertiary recovery technologies on existing wells using thermal dynamic pulse units (“TPU’s”), which involve a proprietary, enhanced oil recovery technology, and license technology to further enhance oil and gas recovery and more.  The Company has evolved from primarily focusing on the TPU technology in 2005 to emphasizing the development of the Company’s leased properties since 2007.  As a result of shareholder encouragement coupled with increased commodity prices, beginning near the end of fiscal 2007 until the present, the Company has focused more heavily on lease acreage acquisitions, the drilling of new wells and tertiary recovery procedures on existing wells, while also continuing to develop the TPU technology and another technology that the Company has acquired.

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

There can be no assurance that we will be successful in our exploration, development, and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned “Risk Factors” in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

Listed below are key Company events that occurred in fiscal 2009:

*	The Company completed another loan financing with Trafalgar, this time for the loan amount of $2.3 million.

*	The Company successfully drilled and tested one well in Wyoming.

*	The Company successfully drilled four wells in Laurel County, Kentucky.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned "RISK FACTORS" in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

Results of Operations

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

Revenues.  The Company had $49,180 in income earned during the exploratory stage in the first quarter of fiscal 2009, while the Company had no such income in the first quarter of fiscal 2008.  The Company had no revenue from the sale or lease of its thermal dynamic pulse units in the first quarter of fiscal 2009, while the Company had $7,200 in revenue from an equipment lease from the jv/leasing arrangement of a thermal dynamic pulse unit in the first quarter of fiscal 2008.

Expenses. Operating expenses increased to $2,004,402 in the first quarter of fiscal 2009 from $480,921 in the first quarter of fiscal 2008.  This change comprises large increases in general and administrative expense primarily attributable to non-cash stock compensation, and to a much lesser extent by a depletion, depreciation, and amortization expense in the amount of $53,886 in the first quarter of fiscal 2009 (-0- in the first quarter of fiscal 2008) the increase in operating expenses was offset slightly due to no testing costs associated with thermal pump in the first quarter of fiscal 2009 ($7,000 in the first quarter of fiscal 2008).

*
General and Administrative Expenses.  The increase in general and administrative expense to $1,950,516 in the first quarter of fiscal 2009 from $473,721 in the first quarter of fiscal 2008 primarily reflects larger charges due to stock-based compensation (approximately $1.3 million in the first quarter of fiscal 2009 compared to approximately $302k in the first quarter of fiscal 2008) and a larger scale of operations during the first quarter of fiscal 2009.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $1,955,222 in the first quarter of fiscal 2009 as compared to an operating loss of $473,721 in the first quarter of fiscal 2008.

Other Income (Expense).

*
Interest expense.  Interest expense increased the first quarter of fiscal 2009 to $585,150 from $21,391 the first quarter of fiscal 2008 due to higher outstanding balances of indebtedness, the amortization of loan fees, and the amortization of the discounts on convertible debt incurred subsequent to the first quarter of fiscal 2008.

*
Changes in fair value of derivative liability.  In the first quarter of fiscal 2009, the Company had positive changes in fair value of derivative liability in the amount of $2,470,673.  Negative changes in the preceding amount arose in fiscal 2008 primarily because the Company’s committed common shares exceeded the total shares that it had authorized. In the first quarter of fiscal 2009, the share authorization was increased thereby eliminating this derivative liability and resulting in the positive changes in fair value of derivative liability.

*
Loss on settlement of debt.  Loss on settlement of debt increased in the first quarter of fiscal 2009 to $5,924,397 from $3,230,166 in the first quarter of fiscal 2008.  In the first quarter of fiscal 2009, the Company issued 34,484,870 shares of its common stock in exchange for canceling $44,485 of indebtedness.  The Company recognized a loss of $3,723,397 on the conversions, which is the difference between the prevailing market price of the shares on the date of conversion and the conversion price.  Moreover, in the first quarter of fiscal 2009, the Company issued 200,000 shares of Preferred D stock to Blair Merriam, the Company's Chief Executive Officer, in payment of $20,000 of debt.  The shares had a fair value of $2,200,000.  Accordingly, the Company recognized a loss of $2,180,000 on the settlement of debt.  The Company had one more stock issuance in the first quarter of fiscal 2009, which resulted in an additional loss of $21,000 on the settlement of debt.

Net Loss. The Company incurred a net loss of $5,992,601, or $.07 per share, in the first quarter of fiscal 2009 as compared to a net loss of $3,725,278, or $0.05 per share, in the first quarter of fiscal 2008.  The increase in the net loss is largely due to increased general and administrative expense (most was attributed to third party stock issuances), increased interest expense, and an increased loss on settlement of debt, offset to a large extent by large favorable changes in fair value of derivative liability.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash in the amount of $71,571, while we had cash in the amount of $57,304 as of March 31, 2008.  As of June 30, 2008, the Company had other receivables from other sources totaling $92,066, and prepaid expenses in the amount of $1,708,546.  Prepaid expense largely consists of the value of shares of common stock and warrants issued to various consultants that are being amortized into operations over the respective term of the various consulting agreements.  As of June 30, 2008, the Company had current assets totaling $1,872,183.  Moreover, as of June 30, 2008 the Company had current liabilities totaling $5,262,602, which exceeded current assets by $3,390,419.  This large working capital deficit raises a substantial doubt as to the Company’s ability to continue as a going concern, and the Company’s auditor added an emphasis paragraph to its report on the Company’s consolidated financial statements for the year ended March 31, 2008 to such effect.  Management believes that the Company will be able to resolve the excess of current liabilities over current assets through revenues from future oil and gas production, but there can be no assurance in this regard.  If the Company is unable to meet its cash requirements through future production, the Company would be constrained to obtain additional financing.  If the Company is not able to obtain additional funds, the Company may have to reduce the scope of its business activities, and may be constrained to attempt to sell some of the oil and gas interests that it has accumulated.  However, the Company cannot assure anyone that the Company will be able to find interested buyers or that the funds received from any such sale would be adequate to fund its activities.  Under certain circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.  The ability of the Company to continue to pursue its business plan throughout fiscal 2009 and beyond will depend on the Company's ability to continue to meet its cash requirements and ultimately to achieve profitability with respect to its business operations.  There can be no assurance that the Company will sustain this ability or achieve this goal.

From the time that the business was changed to oil and gas exploration and development in the summer of 2005 until early January 2008, the business was financed through a series of private placements, loans from affiliates, and loans from unaffiliated, commercial lenders, none of which were very large in size.

On January 10, 2008, the Company completed a $1,500,000 financing pursuant to a Securities Purchase Agreement dated effective December 31, 2007 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,500,000 the Company (the "First Loan") pursuant to a secured Promissory Note (the "First Note") dated December 31, 2007 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the First Note, principal and interest amortized over the remaining twenty-five months of the First Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before March 30, 2010.   In the event of a material default which includes non-payment of principal or interest when due, 24,000,000 treasury and third party non-affiliate shares were pledged as additional collateral for the First Loan. The First Note is further secured by all of the Company’s assets.  The funds from the First Loan were used to drill and complete five wells on the Tennessee prospect and to pay specific corporate overhead.   Furthermore, the Company has the right, so long as the First Note is not in default, at any time to retire the debt facility for the then interest and principle amount plus a 15% redemption fee.  As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $70,000 per month) in the form of common shares only if the common stock price is trading above $.40 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.17 per share subject to certain potential adjustments.

   On May 22, 2008, a $2,300,000 financing was completed pursuant to a Securities Purchase Agreement dated effective May 21, 2008 with Trafalgar for Trafalgar to loan $2,300,000 (the “Second Loan”) pursuant to a secured Convertible Promissory Note (the “Second Note”) dated May 21, 2008 with interest at 10% due in monthly payments of interest only commencing one (1) month from the date of the Second Note, with all principal and accrued but unpaid interest due on or before August 21, 2011. Only when the Company’s Common Stock is trading at $0.30 or above, Trafalgar may convert all or any part of the principal plus accrued interest into shares of our Common Stock at the fixed price of $0.081 per share, subject to various adjustments.   The material default provisions include non-payment of principal or interest when due.  As part of this transaction, 2,300,000 restricted shares of our Common Stock were issued to Trafalgar and pledged 57,500 shares of Series E Preferred Stock to Trafalgar to secure the Second Note.  The Second Note is further secured by all of the Company’s assets.  The funds from the Second Loan have been and will be used in conjunction with our oil and gas prospects.

    Although management believes that the Company has leased enough land to move forward with the current plan of operation, it was necessary to obtain additional financing before this plan can be partially implemented. This was accomplished through the second funding obtained from Trafalgar.  The Company will likely need to raise additional funds to finance its planned operations, including fully implementing the current plan of operation and making lease and debt payments as they come due.  Management is currently identifying sources of capital.  However there are currently no binding commitments for, or readily available sources of, additional financing.  Management cannot assure anyone that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonably terms.  If additional financing is not obtained it will not be possible to fully implement our planned drilling and exploration activities and may not be able to maintain all the Company’s leases.  Moreover, our plan of operations may have to be reduced accordingly, although management will strive to complete as many producible wells as possible with the funds available.  If additional financing is not obtained through an equity or debt offering, management may attempt to sell the Company’s interests in some or all of the properties in which it has acquired together with any proprietary information that developed concerning such properties, such as title searches, title policies, engineering reports and records, core information, drilling reports, and production records, if any.  However, management cannot assure anyone that it will be able to find interested buyers or that the funds received from any such sale would be adequate to fund planned activities.

    A drilling budget for fiscal 2009 has not been established, and the ultimate size of this budget will depend on the amount of funds that are raised.  Management believes that with the capital resources readily available as of the date of this Quarterly Report, the Company’s 10 Kentucky wells can be completed, and production from such wells can commence.  Management believes that the Company has available to it sufficient funds to pursue the Company’s business plan for the next 12 months, but there can be no assurance in this regard.    We expect that we will accept whatever funds as we are able to raise and will use those funds to the extent that we can.

    The Company believes that production from the exploration and drilling efforts will provide the Company with a positive cash flow, and that the increases in proven reserves should increase the value of the Company’s properties and should better enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender).  Both of these results would enable management to continue with the Company’s drilling activities.  Cash flow and conventional bank financing are as critical to management’s plan of operation as additional debt or equity financing.

In addition to the capital necessary to undertake planned drilling activities, additional sufficient cash flow will be needed in order to make scheduled debt payments on the indebtedness owed to Trafalgar. A balloon payment in the amount of $1.5 million is due to Trafalgar on or before March 30, 2010, and another payment in the amount of $2.3 million is due to Trafalgar on or before August 21, 2011.  It is anticipated that the proceeds generated by the wells successfully drilled in Kentucky will enable the obligations to Trafalgar to be met.  However, failure to generate sufficient income to pay these debt payments could cause result in the loss of a significant portion of the Company’s assets and could cause Trafalgar to exercise other creditor rights, which could result in the loss of all or nearly all of the value of the Company’s outstanding equity and bring operations to an end.  For further information in this regard, see the risk factor captioned "The current lending transactions, which are secured by all of Platina’s assets, feature limiting operating covenants and require substantial future payments, expose the Company to certain risks and may adversely affect the ability to operate the business" in ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - RISK FACTORS of our Annual Report on Form 10-KSB for the year ended March 31, 2008.

To conserve on capital requirements, the Company may in the future issue shares in lieu of cash payments to employees and outside consultants, as has done in the past.  Moreover, to conserve on capital requirements, management intends occasionally to seek other industry investors who are willing to participate in the Company’s exploration and production activities.  Management expects to retain a promotional interest in these prospects, but generally will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs.  Also, the Company periodically may acquire interests in properties by issuing shares of common stock.

Critical Accounting Policies and Estimates

Our discussion of our financial condition and results of operations is based on the information reported in our financial statements. The preparation of our financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Quarterly Report. We have outlined below certain of these policies that have particular importance to the reporting of our financial condition and results of operations and that require the application of significant judgment by our management.

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

Non-Conventional Convertible Debentures

The Company accounts for its non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. ” These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, we are required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.  We value our derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

   Other derivatives

The Company accounts for our committed common shares in excess of the number of our authorized and unissued shares pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  EITF 00-19, requires that we record a liability for the fair value of committed shares in excess of the authorized and unissued shares.

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

Forward-Looking Statements

Statements in the preceding discussion relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and in the section captioned "RISK FACTORS" in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not now a party to any legal proceeding requiring disclosure in accordance with the rules of the U.S. Securities and Exchange Commission.  In the future, we may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside the normal course of business.  We are not now in a position to determine when (if ever) such a legal proceeding may arise. If we ever become involved in such a legal proceeding, our financial condition, operations, or cash flows could be materially and adversely affected, depending on the facts and circumstances relating to such proceeding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Stock

In April 2008, the Company issued 12,500 shares of its Series D Preferred Stock for services rendered by consultants.  The shares were valued at $112,500, based upon the market price of the underlying common shares at date of issuance.

In April 2008, the Company issued 2,000 shares of its Series C Preferred Stock for a loan fee.  The shares were valued at $20,000, based upon the market price of the underlying common shares at date of issuance.

In April 2008, the Company issued 10,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $120,000, based upon the market price of the underlying common shares at date of issuance.

In May 2008, the Company issued 5,000 shares of its Series D Preferred Stock for services rendered by a consultant.  The shares were valued at $50,000, based upon the market price of the underlying common shares at date of issuance.

In May 2008, the Company issued 3,500 shares of its Series D Preferred Stock for interest expense.  The shares were valued at $31,500, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 3,500 shares of its Series D Preferred Stock for interest expense.  The shares were valued at $35,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 1,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $9,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 4,500 shares of its Series D Preferred Stock for accrued compensation.  The shares were valued at $45,000, based upon the market price of the underlying common shares at date of issuance.  Accordingly, the Company recognized a $21,000 loss on the settlement of debt.
In June 2008, the Company issued 3,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $30,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 7,500 shares of its Series D Preferred Stock to its three directors for services rendered.  The shares were valued at $75,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 1,000 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $10,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 200,000 shares of its Series D Preferred Stock to its President, Blair Merriam for the cancellation of $20,000 of debt.  The shares were valued at $2,200,000, based upon the market price of the underlying common shares at date of issuance.  Accordingly, the Company recognized a $2,180,000 loss on the settlement of debt.

In June 2008, the Company issued 10,000 shares of its Series D Preferred Stock for services rendered by a consultant.  The shares were valued at $100,000, based upon the market price of the underlying common shares at date of issuance.

In June 2008, the Company issued 11,500 shares of its Series D Preferred Stock to certain employees for safety rewards.  The shares were valued at $115,000, based upon the market price of the underlying common shares at date of issuance.

Common Stock

In April 2008, the Company issued 180,000 shares of its common stock as the result of a conversion of 1,800 shares of its Series C Preferred stock.

In May 2008, the Company issued 2,100,100 shares of its common stock as the result of a conversion of 21,001 shares of its Series B Preferred stock.

In May 2008, the Company issued 912,300 shares of its common stock as the result of a conversion of 9,123 shares of its Series B Preferred stock.

In June 2008, the Company issued 352,942 shares of its common stock in exchange for the consulting services.  The services were valued at $35,294, which was based on the market value of the shares on the date of issuance.

During the three months ended June 30, 2008, the Company issued 34,484,870 shares of its common stock in exchange for canceling $44,485 of indebtedness.  These shares cannot be sold in the U.S. market for five years. The Company recognized a loss of $3,723,397 on the conversions, which is the difference between the prevailing market price of the shares on the date of conversion and the conversion price.

ITEM 6.  EXHIBITS

(a)           The following exhibits are filed with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number   Description

31.01	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.02	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification Pursuant to 18 U.S.C. Section 1350, as pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINA ENERGY GROUP INC.
(Registrant)

By:	/s/ Blair J. Merriam
Blair J. Merriam,
Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
August 19, 2008

Exhibit 31.01
CERTIFICATIONS

I, Blair J. Merriam, certify that:

     1.           I have reviewed this quarterly report on Form 10-Q of Platina Energy Group Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4.
The company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal controls over financial reporting that occurred during the company's most recent fiscal quarter (the company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting; and

5.
The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the company's auditors and the audit committee of the company's Board of Directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls over financial reporting.

Date: August 19, 2008
/s/ Blair J. Merriam
-----------------------------------------
Blair J. Merriam,
Chief Executive Officer

Exhibit 31.02
CERTIFICATIONS

I, Blair J. Merriam, certify that:

     1.           I have reviewed this quarterly report on Form 10-Q of Platina Energy Group Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this report;

4.
The company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the company's internal controls over financial reporting that occurred during the company's most recent fiscal quarter (the company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting; and

5.
The company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the company's auditors and the audit committee of the company's Board of Directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls over financial reporting.

Date August 19, 2008

/s/ Blair J. Merriam
-------------------------------------
Blair J. Merriam,
Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Platina Energy Group Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on or about the date hereof ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2008                                                                                     /s/ Blair J. Merriam
    Blair J. Merriam,
                                                                   Chief Executive Officer

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Platina Energy Group Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on or about the date hereof ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2008                                                                                     /s/ Blair J. Merriam
    Blair J. Merriam,
                                                                     Chief Financial Officer