Form 10-Q
period 2008-09-30
PLATINA ENERGY GROUP INC.
filed 2008-11-19
CIK 1098278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________

Commission file number: 000-28335

PLATINA ENERGY GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1080043
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14850 Montfort Dr. Suite 131, Dallas, Texas	75254-6750
(Address of principal executive offices)	(Zip Code)

(972) 458-9601
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o  No  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, $.001 par value, outstanding as of November 18, 2008: 187,943,601 shares

PLATINA ENERGY GROUP INC.
PERIOD ENDED SEPTEMBER 30, 2008

INDEX

PART I. FINANCIAL INFORMATION		Page

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	F-1

Consolidated financial statements of Platina Energy Group Inc. (unaudited):

	Consolidated balance sheets as of September 30, 2008	F-1, F-2

	Consolidated statements of operations for the three months and six months ended September 30, 2008 and 2007 and period from January 9, 2007 through September 30, 2008	F-3

	Consolidated statements of cash flows for the six months ended September 30, 2008 and 2007 and period from January 9, 2007 through September 30, 2008	F-4 thru F-7

	Notes to consolidated financial statements	F-8 thru F-18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 4T.	CONTROLS AND PROCEDURES	6

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS	8

SIGNATURES		8

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2008

ASSETS
Current assets
Cash	$79,700
Accounts receivable, trade	-
Accounts receivable, other	14,900
Prepaid expenses	623,058
Total current assets	717,658

Property & equipment
Oil and gas properties, full cost method of accounting:
Unproven	7,766,440
Other property and equipment	735,646

Other assets
Intangible asset subject to amortization
Licensing rights	1,312,039
Loan fees, net	1,181,347
Deposit	4,005

$11,717,135

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2008

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$349,595
Accrued compensation due officers	383,000
Convertible notes payable and accrued interest payable, current portion	2,327,474
Payable to others	30,408
Notes payable to related parties	275,728
Notes payable - other, current portion	1,260,870
Total current liabilities	4,627,075

Long-term liabilities
Derivative liability	3,247,059
Deferred revenue	900,000
Convertible notes payable and accrued interest payable,
net of current portion	2,198,381
Notes payable - other, net of current portion	2,122,217
13,094,732

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, par value $.001, 20,000,000 shares authorized 70,000 shares designated Series A, 6,109 shares issued and outstanding. Aggregate liquidation preference of $0. One share of Series A preferred is convertible into
10 shares of common stock.	6
Preferred stock, par value $.001, 100,000 shares designated Series B, 43,840 shares issued and outstanding. Aggregate liquidation preference of $9,896. One share
of Series B preferred is convertible into 100 shares of common stock.	44
Preferred stock, par value $.001, 10,000 shares designated Series C, 2,000 shares issued and outstanding. Aggregate liquidation preference of $360. One share of
Series C preferred is convertible into 100 shares of common stock.	2
Preferred stock, par value $.001, 10,000,000 shares designated Series D, 293,500 shares issued and outstanding. Aggregate liquidation preference of $13,750. One
share of Series D preferred is convertible into 100 shares of common stock.	294
Preferred stock, par value $.001, 100,000 shares designated Series F, 100,000 shares issued and outstanding. Aggregate liquidation preference of $1,440,000. 100,000
shares of Series F preferred is convertible into 11,076,923 shares of common stock.	100
Common stock; $0.001 par value; 500,000,000 shares
authorized; 172,468,601 shares issued and 147,468,601 shares outstanding.	147,469
Additional paid in capital	32,799,943
Accumulated deficit	(6,913,820)
Deficit accumulated during the exploratory stage	(27,411,635)
Total stockholders' deficit	(1,377,597)

$11,717,135

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From
	Three Months Ended		Six Months Ended		January 9, 2007
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008

Revenues
Revenue from equipment lease	$-	$-	$-	$7,200	$18,000
Income earned during the exploratory stage	122,279	2,826	171,459	2,826	281,122
	122,279	2,826	171,459	10,026	299,122

Operating Expenses
Testing costs associated with Thermal Pump	-	-	-	7,200	7,200
Depreciation, depletion, and amortization	55,457	276	109,343	276	154,048
General and administrative expenses	1,487,666	608,778	3,438,182	1,055,399	6,463,720
	1,543,123	609,054	3,547,525	1,062,875	6,624,968

Loss from Operations	(1,420,844)	(606,228)	(3,376,066)	(1,052,849)	(6,325,846)

Other Income (Expense)
Interest income	527	-	2,022	-	7,843
Gain on sale of asset	-	-	-	-	134,786
Loss on repurchase of equipment	(64,491)	-	(64,491)	-	(64,491)
Interest expense	(499,156)	(44,605)	(1,084,306)	(65,995)	(1,805,769)
Changes in fair value of derivative liability	(2,309,489)	-	161,181	-	(3,026,852)
Loss on settlement of debt	(240,000)	(2,338,142)	(6,164,397)	(5,568,309)	(16,331,306)
	(3,112,609)	(2,382,747)	(7,149,991)	(5,634,304)	(21,085,789)

Net Loss	$(4,533,453)	$(2,988,975)	$(10,526,057)	$(6,687,153)	$(27,411,635)

Per Share Data
Basic loss per share	$(0.04)	$(0.07)	$(0.10)	$(0.18)

Weighted average common
shares outstanding	128,476,490	43,508,154	108,082,661	36,313,325

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
	Six Months Ended		January 9, 2007
	September 30,		through
	2008	2007	September 30, 2008

Cash Flows from Operating Activities
Net Loss	$(10,526,057)	$(6,687,153)	$(27,411,635)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	112,382	24,822	174,436
Depreciation expense	22,883	4,706	43,552
Depletion expense	-	-	979
Loss on settlement of debt	6,164,397	5,568,309	16,331,306
Gain on sale of assets	-	-	(134,786)
Loss on repurchase of equipment	64,491	-	64,491
Change in fair value of derivative liability	(240,974)	-	3,081,835
Stock issued for services	708,794	647,212	1,489,286
Stock issued for interest	66,500	-	66,500
Amortization of debt discount	241,667	8,333	550,000
Amortization of prepaid loan fees	410,495	-	472,579
Compensation recognized on stock option and warrant grants	244,420	92,478	606,505
Changes in assets:
(Increase) decrease in prepaid expenses	1,638,663	-	2,495,543
(Increase) decrease in accounts receivable, trade	28,944	-	-
(Increase) decrease in accounts receivable, other	64,459	-	48,890
(Increase) decrease in deposits and other assets	(4,005)	-	(7,128)
Changes in liabilities:
Increase (decrease) in accounts payable and accrued expenses	287,771	(29,742)	345,836
Increase in accrued compensation due related parties	-	65,000	115,000
Accrued interest expense added to principal	(68,545)	32,482	(5,722)

Net cash used in operating activities	(783,715)	(273,553)	(1,672,533)

Cash Flows from Investing Activities
Proceeds from sale of interest in oil and gas properties	1,491,674	75,500	1,786,924
Acquisition of oil and gas properties	(4,030,102)	(63,810)	(5,862,446)
Purchase of equipment	-	-	(11,000)
Proceeds from sale of assets	-	-	100,000

Net cash (used in) provided by investing activities	(2,538,428)	11,690	(3,986,522)

Cash Flows from Financing Activities
Bank overdraft	-	-	-
Proceeds from sale of common stock	400,000	25,000	679,750
Cash received in acquisition of subsidiary	300,000	-	300,000
Proceeds from issuance of debt	4,165,000	300,000	6,815,000
Loan fees paid on financing	(525,000)	-	(1,013,000)
Repayment of debt	(1,895,461)	(51,068)	(2,003,045)
Increase in deferred revenue	900,000	-	900,000
Advances from related party	-	21,000	60,050
Repayment of related party advances	-	(6,000)	-

Net cash provided by financing activities	3,344,539	288,932	5,738,755

Net Increase (Decrease) in Cash and Cash Equivalents	22,396	27,069	79,700

Cash and Cash Equivalents - Beginning of Period	57,304	267	-

Cash and Cash Equivalents - End of Period	$79,700	$27,336	$79,700

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From
	Six Months Ended		January 9, 2007
	September 30,		through
	2008	2007	September 30, 2008

Supplemental Disclosures of Cash Flow Information

Cash Paid For:

Interest Expense	$491,374	$-	$549,674
Income Taxes	$-	$-	$-

Non-Cash Financing and Investing Information:

Six Months Ended September 30, 2007

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

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended September 30, 2007 (Continued)

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
date of issuance.

In July 2007, the Company issued 53,571 shares of its common stock in payment of wages earned.
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

Six Months Ended September 30, 2008

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

In April 2008, the Company issued 180,000 shares of its common stock as the result of a conversion of 1,800 shares of its Series C Preferred Stock

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

In May 2008, the Company issued 2,100,000 shares of its common stock as the result of a conversion of 21,001 shares of its Series B Preferred Stock.

In May 2008, the Company issued 912,300 shares of its common stock as the result of a conversion of 9,123 shares of its Series B Preferred Stock.

The accompanying notes are an integral part of these financial statements

PLATINA ENERGY GROUP, INC. & SUBSIDIARIES
(An Exploratory Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended September 30, 2008 (Continued)

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

In June 2008, the Company issued 352,942 shares of its Common Stock for services rendered. The shares were valued at
$35,294, based upon the market price of the underlying common shares at date of issuance.

In July 2008, the Company issued 11,500 shares of its Series D Preferred Stock for loan fees. The shares were valued at
$171,500, based upon the market price of the underlying common shares at date of issuance.

In July 2008, 20,000 shares of the Company's Series B Preferred Stock were converted into 2,000,000 shares of its
Common Stock.

In August 2008, the Company issued 4,000 shares of its Series D Preferred Stock for services rendered. The shares were valued at
$36,000, based upon the market price of the underlying common shares at date of issuance.

In August 2008, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of its
Common Stock.

In August 2008, the Company issued 1,500,000 shares of its Common Stock for services rendered. The shares were valued at
$150,000, based upon the market price of the underlying common shares at date of issuance.

In August 2008, the Company and a consultant mutually agreed to cancel a consultant agreement and the consultant returned 12,500 shares of the Company's Series D Preferred Stock for cancellation. Originally, the Company classified the value of the shares issued as a prepaid expense which was being amortized over the term of the agreement. At the date of cancellation, the unamortized balance of $279,456 was reclassified from prepaid expense to equity.

In August 2008, 54,982 shares of the Company's Series A Preferred Stock were converted into 549,820 shares of its
Common Stock.

In August 2008, the Company issued 400,000 shares of its Common Stock for certain investment properties. The shares were valued at
$40,000, based upon the market price of the underlying common shares at date of issuance.

In September 2008, the Company issued 5,000 shares of its Series D Preferred Stock for services rendered. The shares were valued at
$35,000, based upon the market price of the underlying common shares at date of issuance.

In September 2008, 30,000 shares of the Company's Series D Preferred Stock were converted into 3,000,000 shares of its
Common Stock.

In September 2008, the Company issued 5,088,865 shares of its Common Stock for loan fees. The shares were valued at
$493,926, based upon the market price of the underlying common shares at date of issuance.

In September 2008, the Company issued 5,733,334 shares of its Common Stock for $300,000.

In September 2008, the Company issued 6,000,000 shares of its Common Stock in payment of $60,000 of debt. The shares were valued at
$300,000, based upon the market price of the underlying common shares at date of issuance. Accordingly, the
Company recognized a $240,000 loss on settlement of debt.

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

Basis of Presentation

The accompanying interim financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting.  These interim financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP").  Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009 or for any other interim period during such year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 31, 2008.

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has accumulated operating losses since its inception (January 19, 1988).  In addition, the Company has used ongoing working capital in its operations.  At September 30, 2008 the Company's current liabilities exceeded its current assets by approximately $4,000,000 and it has an accumulated deficit of approximately $27,500,000.

In view of current matters, the continuation of the Company's operations is dependent on revenue from its oil and gas production, funds generated by its management, advancements made by expenditures from certain joint venture arrangements, the raising of capital through the sale of its equity instruments or issuance of debt. Management has purchased certain rights and licenses from Permian Energy Services LP (“Permian”), a related party (see Note 5), in connection with the marketing of a proprietary thermal pulsing pump in the oil and gas industry. Further, the Company has entered into various drilling programs with third parties. Management believes that these sources of funds will allow the Company to continue as a going concern through 2009. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.  In light of these circumstances, substantial doubt exists about the Company's ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Platina Energy Group Inc. and its wholly owned subsidiaries, Appalachian Energy Corporation, Platina Exploration Corp., Applegate Petroleum Management, LLC, Wildcat Energy Corp. and Enhanced Oil Recovery Technologies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers.  As of September 30, 2008, management believes all accounts receivable are collectible.  Accordingly, no allowance for doubtful accounts is included in the accompanying consolidated balance sheet.

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

The Company's equipment consists of gathering and transmitting equipment which is being depreciated over its estimated useful life of 20 years, a TPU unit which is being depreciated over its estimated useful life of 7 years on the straight-line method, transportation equipment which is being depreciated over its estimated useful life of 3 to 5 years on the straight-line method.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2008, the Company did not deem any of its long-term assets to be impaired.

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

Derivative Financial Instruments

As of September 30, 2008, the Company recognized a derivative liability of $3,247,059 pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  The Company recognized a derivative gain in the amount of $161,183 and a derivative loss in the amount of $2,309,489 during the three and six months ended September 30, 2008, respectively.  This is due to the increase in the number of its authorized common shares which eliminated the prior year’s liability on the number of committed shares in excess of authorized shares.

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

In September 2006, the Company entered into an agreement to joint venture its thermal pulsing pump (TPU) for one year at $3,600 per month.  The lease was cancelled effective June 1, 2007. Pursuant to the lease agreement, the Company received an advance payment of $7,400 and was required to make certain modifications to the pump’s vessel. As of December 31, 2007, the Company incurred $7,432 in costs associated in the vessel upgrade. The upgrade was completed in October 2006 and the $7,432 is included in the cost basis of the TPU. The lease commenced in November 2006. The costs of the vessel upgrades are being depreciated over the pump’s remaining expected useful life of approximately 6 years.  During the year ended March 31, 2008, the Company generated $107,685 from its oil and gas production of which $48,000 was earned from the sale of approximately 600 barrels of oil to Zone Petroleum. The Company is currently storing the oil for Zone, who has accepted ownership and full responsibility for the oil purchased.

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

The Company has total net operating tax loss carry forwards at September 30, 2008 of approximately $13,850,000 for federal income tax purposes.  These net operating losses have generated a deferred tax asset of approximately $4,571,000 on which a valuation allowance equaling the total tax benefit has been provided due to the uncertain nature of it being realized. Net operating loss carryforwards expire in various periods through September 30, 2028 for federal tax purposes.

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

The Company recognized stock-based compensation expense of $2,582,458 and $719,049 for the six months ending September 30, 2008 and 2007, respectively. Stock based compensation is included in general and administrative expense.

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

Net Loss per Share

The Company adopted the provisions of SFAS No. 128, “Earnings Per Share” (“EPS”).  SFAS No. 128 provides for the calculation of basic and diluted earnings per share.   Basic EPS includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the earnings or losses of the entity, arising from the exercise of options and warrants and the conversion of convertible debt.  If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of 160,404,634 and 77,036,882 for the six months ended September 30, 2008 and 2007, respectively.

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

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit post retirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

Note 3. Accounts Receivable, Trade

Accounts receivable, trade, consisted of $0 at September 30, 2008.  Allowance for doubtful accounts was $0 at September 30, 2008.

Note 4. Accounts Receivable, Other

Accounts receivable, other, consisted of $12,000 due from a third party and $2,900 due from employees for payroll advances.

Note 5. Acquisition of Licensing Rights

On April 6, 2005, the Company completed its purchase of rights and licenses from Permian Energy Services LP, a related party, in connection with certain technological representation and marketing rights of a proprietary thermal pulse pump in the oil and gas industry.  In consideration for the assets purchased, the Company originally agreed to issue 2,250,000 shares of its common stock and pay $250,000 as evidenced by a promissory note with interest accruing at an annual rate of 6%.  Under the terms of the note, accrued interest would have been due one year from the date of the Note and all principal and additional accrued interest would have been due two years from the date of the note.  Throughout the first portion of fiscal 2006, Permian Energy International was in dispute with the prior President of Permian International, Inc. relative to certain amounts allegedly due to him.  The Company valued the intangible assets purchased at $347,500, which consisted of the $250,000 obligation plus the fair value of the 750,000 shares issued to a consultant in connection with the acquisition.  The Company valued the shares issued as of April 6, 2005 (See Note 6).

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

The Company is amortizing the licensing rights over its expected useful life of seven years. Amortization expense charged to operations amounted to $24,882 and $24,882 in the six months ended September 30, 2008 and 2007, respectively.

Estimated amortization expense is as follows:

Year ending June 30,

2009                                   $49,643
2010                                     49,643
2011                                     49,643
2012                                     12,410
        $ 161,339

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

On August 7th 2007 the Company signed an agreement with Homestead Oil and Gas LLC to fund the development of its Appalachian prospect. Under the agreement, the development of 55 well sites are to be funded by Homestead, who will receive a 75% working interest in the wells, with Appalachian, a wholly owned subsidiary of Platina retaining a 25% working interest. As part of the agreement, Appalachian will have the right to purchase 100% or any fraction thereof, of any Homestead-owned well interest on this property. Drilling activities began in August of 2007. No assurance can be given as to the expected progress or performance of the development of the wells or that the production there from will prove profitable.  On December 30, 2007, the Company acquired the remaining 75% working interest from Homestead in exchange for a note payable in the amount of $320,000 (See Note 8).

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

On March 31, 2008, Platina Energy Group, Inc. (the “Company”) entered into an Agreement and Plan of Acquisition (the “Exchange Agreement”) with UTEK Corporation, a Delaware corporation (“UTEK”), and UTEK’s wholly-owned subsidiary Enhanced Oil Recovery Technologies, Inc., a Nevada corporation (“Enhanced Oil”).  Pursuant to the Exchange Agreement, the Company acquired from UTEK effective March 31, 2008 all of the issued and outstanding shares of common stock of Enhanced Oil in exchange for (i) 100,000 shares of the Company's Series F Convertible Preferred Stock that is convertible, no earlier than six months and no later than twelve months from the date of the Exchange Agreement, into $1,440,000 worth of shares of the Company's common stock based on the average of the five day closing price of the Company's common stock prior to the conversion date, (ii) two year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.25 per share and (iii) two year warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $.50 per share.

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

On August 11, 2008, the Company, through its wholly owned subsidiary, Wildcat Energy Group, agreed to sell to London Oil and Gas (the “Investor) a seventy five percent (75%) Net Revenue Interest with a 100% working interest (”Investor’s Interest”) of Wildcat’s eighty percent 80% Net Revenue Interest in one of the Kentucky Wells of Investor’s choice with Wildcat retaining the remaining twenty five percent (25%) Carried Interest of Wildcat’s 80% NRI in such Kentucky Well. The Investor agreed to pay to Wildcat a total of Nine Hundred Thousand Dollars ($900,000) as full consideration for the purchase of the Investor’s 100% Working Interest, and 75% Net Revenue Interest. If for any reason, after the 24th month subsequent to the Closing but not later than the 25th month, the Investor has not received distributions of at least the return of its $900,000 purchase price net of all Capital Expenditures, Maintenance Costs and its pro rata Operational Costs actually paid by the Investor or deducted from distributions due to the Investor, the Investor has the option, upon thirty (30) days written notice (the “Notice Period”), to “put” its Well Interest to the Company through its wholly owned subsidiary, Wildcat Energy Group, for the balance between what the Investor has received in distributions and the initial investment of $900,000 less any Capital Expenditures, Maintenance Costs and its pro rata Operational Costs due, if any (the “Buy Back Price”).  Accordingly, the Company has recorded the $900,000 received as deferred revenue.

Note 7.  Convertible Debt

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

During the six months ended September 30, 2008, the Company issued 34,484,870 shares of its common stock in exchange for canceling $44,485 of indebtedness.  These shares cannot be sold in the U.S. market for five years. The Company recognized a loss of $3,733,397 on the conversions, which is the difference between the prevailing market price of the shares on the date of conversion and the conversion price. The balance of the convertible debenture at September 30, 2008 totaled $0.

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

The Company valued the convertible debenture (imputing an interest rate of 4.87%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $300,000 discount on the $300,000 principal amount of the convertible debenture. The discount was amortized over the life of the debenture. Interest charged to operation on the debenture for the six months ending September 30, 2008 and 2007 amounted to $64,737 and $0, respectively. Interest charged to operation on the discount for the six months ending September 30, 2008 and 2007 amounted to $161,874 and $0, respectively.

On September 19, 2008, the Company paid this debt in full and no further obligation is due.

Agreement #3

On October 16, 2007 the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“La Jolla”), to (i) sell to La Jolla a 8 % Convertible Debenture for $250,000 with a maturity date of October 16, 2010 if not earlier converted by La Jolla into shares of the Company's Common Stock and (ii) issue to La Jolla a Warrant to Purchase up to 2,500,000 shares of the Company's common stock at price of $1 per share with an expiration date of October 16, 2010.

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

The Company has valued the convertible debenture (imputing an interest rate of 4.97%) and the related beneficial conversion option to convert the principal balance into shares using the “Relative Fair Value” approach.  Accordingly, the Company recognized a $250,000 discount on the $250,000 principal amount of the convertible debenture. The discount is being amortized over the life of the 3 year life of the debenture. Interest charged to operation on the debenture for the six months ending September 30, 2008 and 2007 amounted to $0 and $0, respectively. Interest charged to operation on the discount for the six months ending September 30, 2008 and 2007 amounted to $0 and $0, respectively.

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

Trafalgar is entitled, at its option, to convert until the Note is fully paid all or any part of the principal amount of the Note, plus accrued interest, into shares of the Company's common stock, at the price per share equal to $0.17 when the Common Stock is trading at or above $0.40 per share.  If the Company fails to make a monthly payment within 5 days of its due date, then Trafalgar can convert its debt into shares of the Company's common stock at a price per share equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the ten trading days immediately preceding the Conversion Date.

The Company issued 18,000,000 shares of its common stock and a third party non-affiliate issued an additional 6,000,000 shares into escrow as additional security for the loan.

As long as the Note is not in default and the trading price of the Company's common stock is $.40 per share or higher, the Company has the right to pay down all or a portion of the principal balance and accrued interest plus a 15% redemption fee. The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

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

In the event the Company fails to file the registration statement ,or it does not become effective within 60 days of the filing deadline (“Scheduled Effective Date”), or sales cannot be made due to a fault in the registration statement, the Company is required to pay as liquidated damages to Trafalgar, at its option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Note outstanding as for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be.

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

Interest charged to operation on the debenture for the six months ending September 30, 2008 and 2007 amounted to $131,128 and $0, respectively.

The outstanding balance of the obligation is $1,117,854 at September 30, 2008.

Agreement #5

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

Trafalgar is entitled, at its option, to convert until the Note is fully paid all or any part of the principal amount of the Note, plus accrued interest, into shares of the Company's common stock, at the price per share equal to $0.081 when the Common Stock is trading at or above $0.30 per share.  If the Company fails to make a monthly payment within 5 days of its due date, then Trafalgar can convert its debt into shares of the Company's common stock at a price per share equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the ten trading days immediately preceding the Conversion Date.

The Company issued 2,300,000 shares of its common stock into escrow as additional security for the loan.

As long as the Note is not in default and the trading price of the Company's common stock is $.30 per share or higher, the Company has the right to pay down all or a portion of the principal balance and accrued interest plus a 15% redemption fee. The funds from the loan will be used in conjunction with the Company's Kentucky prospect and specific corporate overhead.

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

In the event the Company fails to file the registration statement ,or it does not become effective within 60 days of the filing deadline (“Scheduled Effective Date”), or sales cannot be made due to a fault in the registration statement, the Company is required to pay as liquidated damages to Trafalgar, at its option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Note outstanding as for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be.

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

The funds from the loan will be used in conjunction with the Company's Kentucky prospect and specific corporate overhead.

Interest charged to operation on the debenture for the six months ending September 30, 2008 and 2007 amounted to $71,300 and $0, respectively.

The outstanding balance of the obligation is $2,208,000 at September 30, 2008.  The Company failed to pay the required monthly repayment of principle and interest on September 21, 2008 and therefore the loan is in default.  According to the terms of the agreement, upon failure to make a payment within five days of its due date, Trafalgar has the right to convert the balance of the obligation due into shares of the Company's stock at a price per share equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's Common Stock.  At September 30, 2008, the Company recorded a derivative liability in the amount of $3,247,059 on the potential forced conversion, pursuant to EITF 00-19 paragraph 4.

Agreement #6

The Company completed a $1,200,000 financing pursuant to a Securities Purchase Agreement dated effective August 18, 2008 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,200,000 to the Company (the "Loan") pursuant to a secured Promissory Note (the "Note") dated August 18, 2008 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the Note, principal and interest amortized over the remaining twenty five months of the Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before October 18, 2010.

Trafalgar is entitled, at its option, to convert until the Note is fully paid all or any part of the principal amount of the Note, plus accrued interest, into shares of the Company's common stock, at the price per share equal to $0.081 when the Common Stock is trading at or above $0.30 per share.  If the Company fails to make a monthly payment within 5 days of its due date, then Trafalgar can convert its debt into shares of the Company's common stock at a price per share equal to eighty-five percent (85%) of the lowest daily closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, for the ten trading days immediately preceding the Conversion Date.

The Company issued 4,700,000 shares of its common stock into escrow as additional security for the loan.

As long as the Note is not in default and the trading price of the Company's common stock is $.30 per share or higher, the Company has the right to pay down all or a portion of the principal balance and accrued interest plus a 15% redemption fee. The funds from the loan will be used in conjunction with the Company's Kentucky prospect and specific corporate overhead.

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

In the event the Company fails to file the registration statement ,or it does not become effective within 60 days of the filing deadline (“Scheduled Effective Date”), or sales cannot be made due to a fault in the registration statement, the Company is required to pay as liquidated damages to Trafalgar, at its option, either a cash amount or shares of the Company's common stock within three (3) business days, after demand therefore, equal to two percent (2%) of the liquidated value of the Note outstanding as for each thirty (30) day period (or any part thereof) after the Scheduled Filing Deadline or the Scheduled Effective Date as the case may be.

As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $67,500 per month) in the form of common shares only if the common stock price is trading above $.30 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.081 per share subject to certain potential adjustments.

The funds from the loan will be used in conjunction with the Company's Tennessee prospect and specific corporate overhead.

Interest charged to operation on the debenture for the six months ending September 30, 2008 and 2007 amounted to $10,000 and $0, respectively.

The outstanding balance of the obligation is $1,200,000 at September 30, 2008.

Note 8. Payable to Others

Wyoming Energy Corp.

Payable to others consisted of $20,408 due to Wyoming Energy Corp, a corporation previously owned by the Company's President, for the purchase of the TPU unit on August 1, 2008 in the amount of $100,000.  The Company cancelled a note receivable from Wyoming Energy Corp in the amount of $79,592 as part of the transaction.

Other Payable

On September 15, 2008 the Company received an advance in the amount of $10,000 from a third party.  The advance is due upon demand and non-interest bearing.

Note 9. Note Payable - Other

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

Under the terms of the note, all principal and accrued interest was due two years from the date of the note, on April 5, 2007.   Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $7,837 and $7,303, respectively. The total balance of this obligation at September 30, 2008 is $264,272. During September 2008, the Company issued 6,000,000 shares of its common stock as a payment in the amount of $60,000 for this debt.  The shares were valued at $300,000 based upon the market value at the date of issuance.  Accordingly, the Company recognized a $240,000 loss on settlement of debt.

Note #2

On November 29, 2007 the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest in the amount of $5,000 and repayment of the principal and interest within 60 days.  The note also called for the issuance of 100,000 shares of the Company's common stock in payment of a loan fee.   The loan fee was valued at $22,000, which was based on the market price of the shares on the date of issuance.  The loan fee is included in expense for the year ended March 31, 2008. Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $7,562 and $0, respectively. The total balance of this obligation at September 30, 2008 is $101,233. The maturity date of the Note was extended to March 31, 2009. Under the amended terms of the Note, interest is assessed on the principal balance at an annual rate of 15%.

Note #3

On December 30, 2007 the Company acquired the remaining 75% working interest in the Young County, Texas prospect through the issuance of a note payable to Zone Petroleum, LLC in the amount of $210,000.  Pursuant to the note, $10,000 is payable on or before February 15, 2008 and the remaining $200,000 accrues interest at 8% per annum with interest only payments payable quarterly commencing April 1, 2008 for a period of two years at which time all remaining principal and accrued but unpaid interest shall be due and payable. Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $2,630 and $0, respectively. The total balance of this obligation at September 30, 2008 is $0.

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

On May 16, 2008, the Homestead agreed to cancel its 4% overriding royalty interest in the Young County, Texas property in exchange for $500,000.  The Company and Homestead modified the original note payable and entered into a new note payable for a term of 18 months, accruing interest at 10% per annum.

Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $23,531 and $0, respectively. The total balance of this obligation at September 30, 2008 is $429,852.

Note #5

Effective January 17, 2008, the Company entered into an agreement with Energas to acquire certain properties (See Note 6) in exchange for $2,300,000 of which $100,000 was paid at the closing and $2,200,000 was paid by the Company executing a 7 1/2 % interest non recourse promissory note (the "Note") secured by the assets transferred to the Company. The Note further provides that the Company pay Energas Resources $100,000 on April 1, 2008, $100,000 on July 1, 2008 and commencing October 1, 2008, quarterly payments of interest only until January 1, 2010 when all outstanding principal and accrued but unpaid interest is due in full. Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $81,080 and $0, respectively. The total balance of this obligation at September 30, 2008 is $2,122,217.

Note #6

On February 20, 2008 the Company borrowed $200,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $15,041 and $0, respectively. The total balance of this obligation at September 30, 2008 is $202,466.

Note #7

On March 7, 2008 the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $0 and $0, respectively. The total balance of this obligation at September 30, 2008 is $0.

Note #8

On March 17, 2008 the Company borrowed $50,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a quarterly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $0 and $0, respectively. The total balance of this obligation at September 30, 2008 is $0.

Note #9

On March 18, 2008 the Company borrowed $100,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $8,096 and $0, respectively. The total balance of this obligation at September 30, 2008 is $101,233.

Note #10

On April 25, 2008 the Company borrowed $50,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $3,432 and $0, respectively. The total balance of this obligation at September 30, 2008 is $50,616.

Note #11

On April 25, 2008 the Company borrowed $50,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $1,644 and $0, respectively. The total balance of this obligation at September 30, 2008 is $0.

Note #12

On June 9, 2008 the Company borrowed $75,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $1,697 and $0, respectively. The total balance of this obligation at September 30, 2008 is $17,459.

Note #13

On June 10, 2008 the Company borrowed $50,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $3,000 and $0, respectively. The total balance of this obligation at September 30, 2008 is $0.

Note #14

On July 10, 2008 the Company borrowed $25,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $842 and $0, respectively. The total balance of this obligation at September 30, 2008 is $25,308.

Note #15

On July 10, 2008 the Company borrowed $25,000 from an unrelated party under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $842 and $0, respectively. The total balance of this obligation at September 30, 2008 is $25,308.

Note #16

On July 10, 2008 the Company borrowed $100,000 from Wyoming Energy Corp, a corporation previously owned by the Company's President under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $3,123 and $0, respectively. The total balance of this obligation at September 30, 2008 is $103,123.

Note 10. Due to Related Parties

Note Payable, President

As of September 30, 2008, the Company owed its President, Blair Merriam, a total of $235,178 under various loan obligations, including accrued interest.  The loans are assessed interest at an annual rate of 12%.  Interest charged to operations for the six months ended September 30, 2008 and 2007 on these loans totaled $13,625 and $16,271, respectively. In addition, under the terms of the loans, until the principal loans balance and accrued interest are paid in full, the President has the right to convert the obligation due him, including accrued interest, into shares of the Company's common stock at $0.17 per share.

On June 13, 2008, the Company issued 200,000 shares of Preferred D stock to Mr. Merriam in payment of $20,000 of debt.  The shares had a fair value of $2,200,000.  Accordingly, the Company recognized a loss of $2,180,000 on the settlement of debt.

Note Payable, Employee

On July 14, 2008 the Company borrowed $40,000 from an employee under a promissory note.  The terms of the note call for interest to accrue at 15%, payment of accrued interest on a monthly basis and repayment of the principal and any accrued but unpaid interest within one year.  Interest accrued and charged to operations on this obligation accruing during the six months ended September 30, 2008 and 2007 totaled $1,250 and $0, respectively. The total balance of this obligation at September 30, 2008 is $40,500.

Note 11. Shareholders' Deficit

Preferred Stock

In September 2006, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock.

In January 2007, the Company issued 22,500 shares of its Series B Preferred Stock in consideration for certain oil and gas leases and options (see Note 5).

In January 2007, the Company issued 25,000 shares of its Series B Preferred Stock in exchange for the acquisition of certain oil and gas leases and options (see Note 6).

In March 2007, the Company issued 20,000 shares of its Series B Preferred Stock in consideration for consulting services valued at $280,000.

On October 12, 2006, the Company issued 3,600 shares of its Series C Preferred Stock in exchange for a 90-day option to acquire certain oil and gas leases in Lloyd and Briscoe Counties, Texas. (See Note 6)

In March 2007, 5,000 shares of the Company's Series B Preferred Stock were converted into 500,000 shares of the Company's common stock

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

In March 2008, the Company issued 100,000 shares of its Series F Preferred Stock in exchange for certain properties (See Note 6). The shares were valued at $1,440,000 based upon the market price of the underlying common shares at date of issuance.

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

In July 2008, the Company issued 11,500 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $171,500, based upon the market price of the underlying common shares at date of issuance.

In July 2008, 20,000 shares of the Company's Series B Preferred Stock were converted into 2,000,000 shares of its Common Stock.

In August 2008, the Company issued 4,000 shares of its Series D Preferred Stock for services rendered.  The shares were valued at $36,000, based upon the market price of the underlying common shares at date of issuance.

In August 2008, 54,982 shares of the Company's Series A Preferred Stock were converted into 549,820 shares of its Common Stock.

In August 2008, the company and a consultant mutually agreed to cancel a consultant agreement and the consultant returned the 12,500 shares of the Company's Series D Preferred Stock for cancellation.  Originally, the Company classified the value of the shares issued as a prepaid expense which was being amortized over the term of the agreement.  At the date of cancellation, the unamortized balance of $279,456 was reclassified from prepaid expense to equity.

In September 2008, the Company issued 5,000 shares of its Series D Preferred Stock for services rendered.  The shares were valued at $35,000, based upon the market price of the underlying common shares at date of issuance.

In September 2008, 30,000 shares of the Company's Series D Preferred Stock were converted into 3,000,000 shares of its Common Stock.

Common Stock

In April 2006, the Company issued a total of 1,225,000 rule 144 shares of its common stock in exchange for $61,250.

In April 2006, Clark returned the 2,025,000 shares of the Company's common stock as required in the April 5, 2006 settlement agreement (See Note 3). These shares were subsequently cancelled by the Company.

In October 2006, the Company issued a total of 700,300 shares of its rule 144 common stock in payment of debt to a note holder in the amount of $35,015 (see Note 6).  The aggregate fair value of the shares issued was $63,027; accordingly, the Company recorded a $28,012 loss on settlement of debt.

In November 2006, the Company issued a total of 1,250,000 shares of its rule 144 common stock in consideration for investor relations services.

In January 2007, the Company issued 50,000 shares of its rule 144 common stock as additional consideration on a $50,000 loan (See Note 6).

In February 2007, the Company issued 750,000 shares of its rule 144 common stock in consideration for consulting agreement Services valued at $93,375 based upon the market price of shares on date of issuance.

In March 2007, the Company issued 2,200,000 shares of its common stock in consideration for the cancellation of $4,400 of indebtedness (See Note 6). The aggregate fair value of the shares issued was $286,000; accordingly, the Company recorded a $281,600 loss on settlement of debt.  These shares cannot be sold in the U.S. market for five years.

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

In October 2007, the Company issued 500,000 shares of its common stock for five units in the Rick Newell Agreement.  See Note 6.

In November 2007, the Company issued 8,000,000 shares of its common stock in exchange for the cancellation of $24,000 of indebtedness due on certain convertible debentures.  The Company recognized a loss of $2,088,000 on the conversion. These shares cannot be sold in the U.S. market for five years.

In November 2007, the Company issued 300,000 shares of its common stock for three units in the Rick Newell Agreement.  See Note 6.

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

In December 2007, the Company issued 150,000 shares of its common stock for one and one-half units in the Rick Newell Agreement.  See Note 6.

In December 2007, the Company issued 343,750 shares of its common stock in payment of $55,000 of salary owed to one executive.

In January 2008, the Company issued 100,000 shares of its common stock for one unit in the Rick Newell Agreement.  See Note 6.

In January 2008, the Company issued 5,025,000 shares of its common stock in exchange for the consulting services.  The services were valued at $979,850, which was based on the market value of the shares on the date of issuance.

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

In August 2008, the Company issued 500,000 shares of its common stock as the result of a conversion of 5,000 shares of its Series B Preferred stock.

In August 2008, the Company issued 1,500,000 shares of its Common Stock for services rendered.  The shares were valued at $150,000, based upon the market price of the shares on the date of issuance.

In August 2008, the Company issued 400,000 shares of its Common Stock for certain investment properties.  The shares were valued at $40,000, based upon the market price of the shares on the date of issuance.

In September 2008, the Company issued 5,088,865 shares of its Common Stock for loan fees.  The shares were valued at $493,926, based upon the market price of the shares on the date of issuance.
In September 2008, the Company issued 5,733,334 shares of its Common Stock for $300,000.

In September 2008, the Company issued 6,000,000 shares of its common stock in consideration for the cancellation of $60,000 of indebtedness (See Note 9). The aggregate fair value of the shares issued was $300,000; accordingly, the Company recorded a $240,000 loss on settlement of debt.

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

Note 12. Related Parties

Stock Options

The Company had granted stock options to related parties to purchase shares of the Company common stock. As of September 30, 2008, the 4,000,000 stock options outstanding were all issued to related parties (see Note 9).

Noncash Transactions

For the six months ended September 30, 2008 and 2007, the Company accrued $0 and $75,000, respectively, for compensation due its officers for services rendered. The balances due to these officers at September 30, 2008 totaled $383,000.

Note 13. Subsequent Event

Through November 19, 2008, the Company has failed to make the required monthly interest and principal payments to Trafalgar in the first loan agreement for the month of October, in the second loan agreement for the months of September and October, and in the third loan agreement for the month of November.  The Company is currently in discussions with Trafalgar.  The consequences of the defaults to the Company if not cured are presently unknown.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Platina Energy Group Inc. (the “Company”) is an early stage, independent oil and gas exploration and production company headquartered in Dallas, Texas.  The Company is engaged primarily in the exploration and development of oil and gas properties, currently in the States of Texas, Oklahoma, Tennessee, Kentucky and Wyoming.  The Company will continue to engage in a broad range of activities associated with the oil and gas business in an effort to develop oil and gas reserves, and to produce crude oil and natural gas as its principal products.  The Company anticipates its activities will continue to include acquiring interests in oil or gas properties located in established fields; managing and participating in developmental drilling operations; acquiring interests in producing oil or gas properties; acquiring and participating in tertiary recovery technologies on existing wells using thermal dynamic pulse units (“TPU’s”), which involve a proprietary, enhanced oil recovery technology; and licensing technologies that enhance oil and gas recovery.  The Company has evolved from primarily focusing on the TPU technology in 2005 to emphasizing the development of the Company’s leased properties since 2007.  As a result of shareholder encouragement coupled with increased commodity prices, beginning near the end of fiscal 2007 until the present, the Company has focused more heavily on lease acreage acquisitions, the drilling of new wells and tertiary recovery procedures on existing wells, while also continuing to develop the TPU technology and another technology that the Company has acquired.

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

The corporate address is 14850 Montfort Dr. Suite 131, Dallas, Texas 75254-6750. The main telephone number is (972)-458-9601.  The Company website address is www.PlatinaEnergyGroup.com.

There can be no assurance that we will be successful in our exploration, development, and production activities. The oil and gas business involves numerous risks, the principal ones of which are described in the section captioned “Risk Factors” in our Annual Report on Form 10-KSB for the year ended March 31, 2008.

Listed below are key Company events that occurred in the second quarter of 2009, which should be considered together with default in our credit facility discussed briefly immediately after the following and more extensively elsewhere herein:

*
After taking delivery of a compressor that can handle up to 3,000 MCF per day, the Company got online during the last half of July two wells drilled in June on its Laurel County, Kentucky acreage.  These wells were free flowing out of open bore holes, and one was lifting seven barrels of oil per day with the gas.  After approximately 30 days, the wells’ production fell to next-to-nothing, and the wells are now requiring an acid frac completion.  Because those wells were so successful initially, the Company drilled an additional 10 wells, stopping at a total of 12 wells on its Laurel County, Kentucky acreage.  Due to a reduction of the related funding commitment, the Company was unable to complete eight of these 12 wells and to frac only two of them.  The fracing of these two wells did not result in the production that the Company expected or wanted.  As a result , the Company intends to refrac these wells on December 10, 2008, subject to the availability of funds therefore.

*	The Company had five miles of gathering pipelines installed to the 12 new wells on its Laurel County, Kentucky acreage.

*
The pipeline for the Hawkins County, Tennessee was repaired after the fire that damaged it.  The compressor previously used on the Laurel County, Kentucky acreage was put into service very effectively on the smaller producing wells in Hawkins County, Tennessee.

*
The Young County, Texas acreage had a large rework project that brought on seven of the old wells and three water injection wells that work in conjunction, and produced more than 200 barrels in the first 30 days of going online.

*
The Seminole County, Oklahoma wells had a survey done by Excalibur Inc.  The survey gives reason to believe that the wells may involve a substantial behind-the-pipe reserve.  Subject to available funds, the Company intends to schedule a re-completion for the third quarter 2009, and the Company estimates that production will be 50 barrel per day

Notwithstanding the preceding, subsequent to the end of the Company’s second quarter 2009, the Company received on October 15, 2008 a notice of default from Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for failure to make the Company’s September and October 2008 payments due to Trafalgar.  The Company has also not remitted to Trafalgar the Company’s payment due for November 2008.  The aggregate amount of these three payments is approximately $245,000_.  The Company is currently in negotiations with Trafalgar and has made a good faith payment of $50,000.  Our management is hopeful of an amicable outcome and is working toward that goal with management and consultants of Trafalgar, although there can be no assurance that such an outcome will occur.  For more information about the Trafalgar loans and associated risks, see “ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”  For more information about the risk of these loans, see the risk factor captioned "The current lending transactions, which are secured by all of Platina’s assets, feature limiting operating covenants and require substantial future payments, expose the Company to certain risks and may adversely affect the ability to operate the business" in ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - RISK FACTORS of our Annual Report on Form 10-KSB for the year ended March 31, 2008.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. In addition to historical information, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated by these forward-looking statements due to factors including, but not limited to, those factors set forth elsewhere in this Report and in the section captioned "RISK FACTORS" in our Annual Report on Form 10-KSB for the year ended March 30, 2008.

Results of Operations

For the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenues.  The Company had $122,279 in income earned during the exploratory stage in the second quarter of fiscal 2009, while the Company had $2,826 in the second quarter of fiscal 2008.

Expenses. Operating expenses increased to $1,543,123 in the second quarter of fiscal 2009 from $609,054 in the second quarter of fiscal 2008.

General and administrative expenses were $1,487,666 and $608,778, respectively, for the three months ended September 30, 2008 and 2007.  The major expenses incurred during each of the quarters were:

	3 months ended
	9/30/2008	9/30/2007
Consulting fess	$ 1,102,544	$ 439,681
Payroll and related benefits and taxes	98,691	80,852
Professional fees	101,803	38,968
Amortization - licenses	56,191	12,411
Travel	38,140	6,947
Advertising	32,022	-
Public Relations	22,430	-
Liability insurance	14,228	2,563
Rent-office	9,838	1,360
Other expenses	11,779	25,996
	$ 1,487,666	$ 608,778

Of the $1,102,544 incurred in consulting fees during the three months ended September 30, 2008, $71,000 was incurred through the issuance of 9,000 shares of the Company’s Series D preferred stock, $150,000 was incurred through the issuance of 1,500,000 shares of the Company’s common stock, and $796,851 was the amount of prepaid consulting fees expensed during the three-month period. Prepaid expense largely consists of the value of shares of common stock and warrants issued to various consultants that are being amortized into operations over the respective term of the various consulting agreements.

Of the $439,681 incurred in consulting fees during the three months ended September 30, 2007, $116,000 was incurred through the issuance of 453,511 shares of the Company’s common stock, and $253,744 was the amount of prepaid consulting fees expensed during the three-month period.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $1,420,844 in the second quarter of fiscal 2009 as compared to an operating loss of $606,228 in the second quarter of fiscal 2008.

Other Income (Expense).

*	Interest income. The Company had interest income in the second quarter of fiscal 2009 in the amount of 527, while the Company had no interest income in the second quarter of fiscal 2008

*
Interest expense.  Interest expense increased the second quarter of fiscal 2009 to $499,156 from $44,605 the second quarter of fiscal 2008 due to higher outstanding balances of indebtedness, the amortization of loan fees, and the amortization of the discounts on convertible debt incurred subsequent to the second quarter of fiscal 2008.

*
Changes in fair value of derivative liability.  In the second quarter of fiscal 2009, the Company had negative changes in fair value of derivative liability in the amount of $2,309,489. The negative change pertained to the convertible debt feature of our obligation to Trafalgar.

*
Loss on settlement of debt.  Loss on settlement of debt decreased in the second quarter of fiscal 2009 to $240,000 from $2,338,142 in the second quarter of fiscal 2008.  These losses pertain to the Company’s conversion of debt to equity through the modification of the original loan terms on several debt instruments.

Net Loss. The Company incurred a net loss of $4,533,453, or $.04 per share, in the second quarter of fiscal 2009 as compared to a net loss of $2,988,975, or $0.07 per share, in the second quarter of fiscal 2008.  The increase in the net loss is largely due to increased general and administrative expense (most was attributed to third party stock issuances), increased interest expense, and an decreased loss on settlement of debt, offset to a large extent by increased changes in the fair value of our derivative liability.

Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007

Revenues.  The Company had $171,459 in income earned during the exploratory stage during the six months ended September 30, 2008 as compared to $10,026 earned during the same six-month period of 2007. The major difference in revenue pertains to the revenue we received during the six-months of 2008 from sales of our oil and gas production.

Expenses. Operating expenses increased to $3,547,525 during the six-months ended September 30, 2008 as compared to $1,062,875 of operating expenses incurred for the six months ended September 30, 2007.

General and administrative expenses were $3,438,182 and $1,055,399, respectively, for the six months ended September 30, 2008 and 2007.  The major expenses incurred during each of the six month period were:

	6 months ended
	9/30/2008	9/30/2007
Consulting fess	$ 2,706,197	$ 831,585
Payroll and related benefits and taxes	210,899	97,000
Professional fees	163,007	52,485
Amortization - licenses	112,382	24,821
Travel	65,685	8,836
Advertising	48,205	-
Public Relations	33,402	-
Liability insurance	26,524	2,563
Rent-office	22,880	2,380
Other expenses	49,001	35,729
	$ 3,438,182	$ 1,055,399

Of the $2,706,197 incurred in consulting fees during the six months ended September 30, 2008, $448,500 was incurred through the issuance of 48,000 shares of the Company’s Series D preferred stock, $185,294 was incurred through the issuance of 1,852,942 shares of the Company’s common stock, and $1,928,133 was the amount of prepaid consulting fees expensed during the six-month period.

Of the $831,585 incurred in consulting fees during the six months ended September 30, 2007, $298,000 was incurred through the issuance of 1,853,571 shares of the Company’s common stock, and $523,642 was the amount of prepaid consulting fees expensed during the six-month period.

Operating Loss. As a result of the above described revenues and expenses, we incurred an operating loss of $3,376,066 during the first six months of fiscal 2009 as compared to an operating loss of $1,052,849 during the same six-month period of fiscal 2008.

Other Income (Expense).

*
Interest income.  The Company had interest income during the first six months of fiscal 2009 in the amount of 2,022, while the Company had no interest income in the same six month period of fiscal 2008.

*
Interest expense.  Interest expense increased during the first six months of fiscal 2009 to $1,084,306 from $65,995 in the same six month period of fiscal 2008 due to higher outstanding balances of indebtedness, the amortization of loan fees, and the amortization of the discounts.

*	Changes in fair value of derivative liability. In the first six months of fiscal 2009, the Company incurred a positive change in its fair value of derivative liability in the amount of $161,181.

*
Loss on settlement of debt.  In the first six months of fiscal 2009, the Company incurred a loss on settlement of debt in the amount of $6,164,397 as compared to the loss in the first six months of fiscal 2008 in the amount of $5,568,309.

Net Loss. The Company incurred a net loss of $10,526,057, or $.10 per share, in the second quarter of fiscal 2009 as compared to a net loss of $6,687,153, or $0.18 per share, in the second quarter of fiscal 2008.  The increase in the net loss is largely due to increased general and administrative expense (most was attributed to third party stock issuances), increased interest expense, and an decreased loss on settlement of debt, offset to a large extent by increased changes in the fair value of our derivative liability.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash in the amount of $79,700, while we had cash in the amount of $27,336 as of September 30, 2007.  As of September 30, 2008, the Company had other receivables from other sources totaling $14,900, and prepaid expenses in the amount of $623,058. Prepaid expense largely consists of the value of shares of common stock and warrants issued to various consultants that are being amortized into operations over the respective term of the various consulting agreements.

As of September 30, 2008, the Company had current assets totaling $717,658.  Moreover, as of September 30, 2008, the Company had current liabilities totaling $4,627,075, which exceeded current assets by $3,909,417.  This large working capital deficit raises a substantial doubt as to the Company’s ability to continue as a going concern, and the Company’s auditor added an emphasis paragraph to its report on the Company’s consolidated financial statements for the year ended March 31, 2008 to such effect.  Management initially believed that the Company would be able to resolve the excess of current liabilities over current assets through revenues from future oil and gas production.  However, due to the sudden and dramatic decline in oil and gas prices in the third quarter of 2008 and the weeks thereafter, and the failure to complete and get certain wells on line in the third quarter of 2008 because of the unavailability of expected financing, management no longer believes that the Company will be able to solve the excess of current liabilities over current assets through revenues from future production under the present circumstances.  Further, On October 15, 2008, the Company received a notice of default from Trafalgar Capital for failure to make its September and October payments on the obligations due Trafalgar of approximately $4,500,000. Management does not believe that the Company will be able to resolve this excess through an additional financing, given the current and foreseeable states of the oil and gas capital markets.  As a result the Company is seeking a financial joint venture partner to acquire an interest in certain of the Company’s properties and to fund further developmental work.  The Company expects that the proceeds from any sale of an interest would enable the Company to retire most or all of the indebtedness that is currently causing current liabilities to substantially exceed current assets.  However, there can be no assurance that the Company will be able to find a financial joint venture partner or that the sales proceeds from any sale of an interest will be sufficient for the preceding purpose.  If the Company were not able to find a financial joint venture partner or obtain additional funds, the Company would probably be unable to continue its exploration and development activities.  Under certain circumstances, the Company could be forced to cease its operations and liquidate its remaining assets, if any.  The ability of the Company to continue to pursue its business plan throughout fiscal 2009 and beyond will depend on the Company's ability to continue to meet its cash requirements and ultimately to achieve profitability with respect to its business operations.  There can be no assurance that the Company will sustain this ability or achieve this goal.

From the time that the business was changed to oil and gas exploration and development in the summer of 2005 until early January 2008, the business was financed through a series of private placements, loans from affiliates, and loans from unaffiliated, commercial lenders, none of which were very large in size.

On January 10, 2008, the Company completed a $1,500,000 financing pursuant to a Securities Purchase Agreement dated effective December 31, 2007 with Trafalgar Capital Specialized Fund, Luxembourg ("Trafalgar") for Trafalgar to loan $1,500,000 the Company (the "First Loan") pursuant to a secured Promissory Note (the "First Note") dated December 31, 2007 with an annual interest rate of 10% due in monthly payments of interest only for the first two months and then commencing three (3) months from the date of the First Note, principal and interest amortized over the remaining twenty-five months of the First Loan and a monthly redemption premium of 15% of the payment is payable in monthly installments with all principal and accrued but unpaid interest due on or before March 30, 2010.   In the event of a material default which includes non-payment of principal or interest when due, 24,000,000 treasury and third party non-affiliate shares were pledged as additional collateral for the First Loan. The First Note is further secured by all of the Company's assets.  The funds from the First Loan were used to drill and complete five wells on the Tennessee prospect and to pay specific corporate overhead.   Furthermore, the Company has the right, so long as the First Note is not in default, at any time to retire the debt facility for the then interest and principle amount plus a 15% redemption fee.  As additional consideration for the debt facility, Trafalgar has the right to accept monthly repayment of principle and interest (approximately $70,000 per month) in the form of common shares only if the common stock price is trading above $.40 per share. Trafalgar would then have the right to receive such monthly payment(s) at a fixed conversion price of $.17 per share subject to certain potential adjustments.

On May 22, 2008, a $2,300,000 financing was completed pursuant to a Securities Purchase Agreement dated effective May 21, 2008 with Trafalgar for Trafalgar to loan $2,300,000 (the “Second Loan) pursuant to a secured Convertible Promissory Note (the “Second Note”) dated May 21, 2008 with interest at 10% due in monthly payments of interest only commencing one (1) month from the date of the Second Note, with all principal and accrued but unpaid interest due on or before August 21, 2011. Only when the Company's Common Stock is trading at $0.30 or above, Trafalgar may convert all or any part of the principal plus accrued interest into shares of our Common Stock at the fixed price of $0.081 per share, subject to various adjustments.  The material default provisions include non-payment of principal or interest when due.  As part of this transaction, 2,300,000 restricted shares of our Common Stock were issued to Trafalgar and pledged 57,500 shares of Series E Preferred Stock to Trafalgar to secure the Second Note.  The Second Note is further secured by all of the Company's assets.  The funds from the Second Loan were used in conjunction with the drilling of the Company's Kentucky wells.

On August 18, 2008, a $1,200,000 financing was completed pursuant to a Securities Purchase Agreement with Trafalgar for Trafalgar to loan $1,200,000 (the “Third Loan) pursuant to a secured Convertible Promissory Note (the “Third Note”) with interest at 10% due in monthly payments of interest only commencing two (2) months from the date of the Third Note, with all principal and accrued but unpaid interest due on or before August 18, 2010. Only when the Company's Common Stock is trading at $0.40 or above, Trafalgar may convert all or any part of the principal plus accrued interest into shares of our Common Stock at the fixed price of $0.102 per share, subject to various adjustments.  The material default provisions include non-payment of principal or interest when due.  As part of this transaction, 4,700,000 restricted shares of our Common Stock were issued to Trafalgar and pledged 27,500 shares of Series E Preferred Stock to Trafalgar to secure the Third Note.  The Third Note is further secured by all of the Company's assets.  The funds from the Third Loan were used in conjunction with the completion of the Company's Kentucky wells.

As indicated above, the Company is currently in default under the above loan agreements with Trafalgar. The Company is currently in negotiations with Trafalgar and has made a good faith payment of $50,000. Our management is hopeful of an amicable outcome and is working toward that goal with management and consultants of Trafalgar.

Although the Company had leased enough land to move forward with its current plan of operation, it needed to obtain additional financing before this plan could be partially implemented. The Company was able to commence the implementation of its current plan of operation in 2008 through the funding obtained from Trafalgar.  However, the sudden and dramatic negative developments that took place in the third quarter of 2008 and the following weeks with respect to the stock market, the price of oil and gas, and the capital markets providing financing to oil and gas exploration and production companies have brought the Company's plan of operation to a virtual standstill due to Trafalgar’s decision to reduce its funding to the Company and the perceived unavailability of alternative financing.  The reduction in funding prevented the Company from completing a portion of the Company's Kentucky wells, which resulted in less than anticipated production.  Coupled with the recent dramatic decline in oil and gas prices, the Company's revenues from production have been far less than the Company anticipated.  In addition, management does not believe that the Company will be able to procure alternative financing, given the current and foreseeable states of the oil and gas capital markets.  In view of the preceding and as previously discussed, the Company is seeking a financial joint venture partner to acquire an interest in certain of the Company's properties and to fund further developmental work.  There can be no assurance that the Company will be able to find such a partner.  If it cannot find such a partner, the Company expects that it will be unable to continue with its current plan of operation, and it could be forced to cease its operations and liquidate its remaining assets, if any.

In addition to the capital necessary to undertake planned drilling and completion activities, additional funds will be needed in order to make scheduled debt payments on the indebtedness owed to Trafalgar. Even if the Company cures its default with Trafalgar, payments in the amount of $1.5 million (plus accrued interest) are due to Trafalgar on or before March 30, 2010, another payment in the amount of $1.2 million (plus accrued interest) is due to Trafalgar on or before August 18, 2010, and another payment in the amount of $2.3 million (plus accrued interest) is due to Trafalgar on or before August 21, 2011.  Management initially believed that proceeds generated by the wells successfully drilled in Kentucky would enable the obligations to Trafalgar to be met.  However, a reduction in funding and the recent dramatic decline in oil and gas prices now lead management to believe that this is not possible under the present circumstances.  In view of the preceding and as previously discussed, the Company is seeking a financial joint venture partner to acquire an interest in certain of the Company's properties and to fund further developmental work.  There can be no assurance that the Company will be able to find such a partner.  If it cannot find such a partner, the Company may not be able to make the debt payments to Trafalgar.  The failure to make these payments could result in the loss of a significant portion of the Company's assets and could cause Trafalgar to exercise other creditor rights, which could result in the loss of all or nearly all of the value of the Company's outstanding equity and bring operations to an end.  For further information in this regard, see the risk factor captioned "The current lending transactions, which are secured by all of Platina’s assets, feature limiting operating covenants and require substantial future payments, expose the Company to certain risks and may adversely affect the ability to operate the business" in ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTIES - RISK FACTORS of our Annual Report on Form 10-KSB for the year ended March 31, 2008.

Production from exploration and drilling efforts (in sufficient quantities and at times during which favorable market prices prevail) will provide the Company with a positive cash flow, and the increases in proven reserves should increase the value of the Company's properties and should enable the Company to obtain bank financing (after the wells have produced for a period of time to satisfy the related lender).  However, there can be no assurance that production in such quantities at time when favorable market prices prevail will occur.

To conserve on capital requirements, the Company may in the future issue shares in lieu of cash payments to employees and outside consultants, as has done in the past.  Moreover, to conserve on capital requirements, management intends occasionally to seek other industry investors who are willing to participate in the Company's exploration and production activities.  Management expects to retain a promotional interest in these prospects, but generally will have to finance a portion (and sometimes a significant portion) of the acquisition and drilling costs.  Also, the Company periodically may acquire interests in properties by issuing shares of common stock.

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

Non-Convertible Debentures

The Company accounts for its non-conventional convertible debt and the related stock purchase warrants.  In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. ” These embedded derivatives include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the non-conventional convertible debenture, we are required to value and classify all other non-employee stock options and warrants as derivative liabilities at that date and mark them to market at each reporting date thereafter.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.  We value our derivatives primarily using the Black-Scholes Option Pricing Model.  The derivatives are classified as long-term liabilities.

Other derivatives

The Company accounts for our committed common shares in excess of the number of our authorized and unissued shares pursuant to EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.  EITF 00-19 requires that we record a liability for the fair value of committed shares in excess of the authorized and unissued shares.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer (the “Certifying Officers”) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of period covered by this report.  Based upon such evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

In light of the material weaknesses described below, the Certifying Officers performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Certifying Officers have identified the following three material weaknesses which have caused the Certifying Officers to conclude that our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not yet have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending March 31 2009.  The Certifying Officers evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and have concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  The Certifying Officers evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

The Certifying Officers have discussed this matter with our current independent registered public accounting firm.

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our outside accountants, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.                      Controls and Procedures

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred Stock

In July 2008, the Company issued 11,500 shares of its Series D Preferred Stock for a loan fee.  The shares were valued at $171,500, based upon the market price of the underlying common shares at date of issuance.

In July 2008, 20,000 shares of the Company's Series B Preferred Stock were converted into 2,000,000 shares of its Common Stock.

In August 2008, the Company issued 4,000 shares of its Series D Preferred Stock for services rendered.  The shares were valued at $36,000, based upon the market price of the underlying common shares at date of issuance.

In August 2008, 54,982 shares of the Company's Series A Preferred Stock were converted into 549,820 shares of its Common Stock.

In September 2008, the Company issued 5,000 shares of its Series D Preferred Stock for services rendered.  The shares were valued at $35,000, based upon the market price of the underlying common shares at date of issuance.

In September 2008, 30,000 shares of the Company's Series D Preferred Stock were converted into 3,000,000 shares of its Common Stock.

In October 2008, 2,000 shares of the Company's Series C Preferred Stock were converted into 200,000 shares of its Common Stock.

In October 2008, 10,000 shares of the Company's Series D Preferred Stock were converted into 1,000,000 shares of its Common Stock.

Common Stock

In August 2008, the Company issued 2,000,000 shares of its Common Stock for services rendered.  The shares were valued at $200,000, based upon the market price of the shares on the date of issuance.

In August 2008, the Company issued 400,000 shares of its Common Stock for certain investment properties.  The shares were valued at $40,000, based upon the market price of the shares on the date of issuance.

In September 2008, the Company issued 5,088,865 shares of its Common Stock for loan fees.  The shares were valued at $493,926, based upon the market price of the shares on the date of issuance.

In September 2008, the Company issued 5,733,334 shares of its Common Stock for $300,000.

In September 2008, the Company issued 6,000,000 shares of its Common Stock for services rendered.  The shares were valued at $300,000, based upon the market price of the underlying common shares at date of issuance.

In October 2008, the Company issued 275,000 shares of its common stock for consulting services rendered. The shares were valued at $8,250, based upon the market price of the underlying common shares at date of issuance.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

On October 15, 2008, the Company received a notice of default from Trafalgar Capital for failure to make the Company's September and October 2008 payments due to Trafalgar.  The Company has also not remitted to Trafalgar the Company's payment due for November 2008.  The aggregate amount of these three payments is approximately $245,000_, and this amount represents the total arrearage as of the date of the filing of this Quarterly Report.  For more information about the indebtedness owed to Trafalgar, see “ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources.”

ITEM 5.                      OTHER INFORMATION

The information included in Item 3 Defaults upon Senior Securities of this Quarterly Report with respect to the Company's default on certain indebtedness owed to Trafalgar Capital is also incorporated by reference into this Item 5 Other Information of this Quarterly Report.

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
November 19, 2008

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

Date: November 19, 2008
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

Date November 19, 2008

/s/ Blair J. Merriam
-------------------------------------
Blair J. Merriam,
Chief Financial Officer

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Platina Energy Group Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on or about the date hereof ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2008                                                                                     /s/ Blair J. Merriam
    Blair J. Merriam,
                                                                   Chief Executive Officer

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Platina Energy Group Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on or about the date hereof ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2008                                                                                     /s/ Blair J. Merriam
    Blair J. Merriam,
                                                                     Chief Financial Officer